Form 10-Q
period 1995-03-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1995-05-10
CIK 352331

=================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1995

                                          OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from           to

          Commission File Number 0-11094


                            RIBI IMMUNOCHEM RESEARCH, INC.
                (Exact name of registrant as specified in its charter)

               Delaware                              81-0394349
          ------------------------     ------------------------------------
          (State of Incorporation)     (I.R.S. Employer Identification No.)

                       553 Old Corvallis Road, Hamilton, MT 59840
          -----------------------------------------------------------------
                (Address of principal executive offices and zip code)

          Registrant's telephone number, including area code (406) 363-6214
                                                              -------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes /X/      No / /



          As of April 30, 1995, there were 18,871,593 shares of common stock outstanding.



          =================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX

                                                                Page Number

          PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . 3

          Item 1.   Financial Statements:

                    Condensed Balance Sheets
                    March 31, 1995 (Unaudited)
                    and December 31, 1994 . . . . . . . . . . . . . . . . 4


                    Condensed Statements of Operations
                    Three months ended March 31,
                    1995 and 1994 (Unaudited) . . . . . . . . . . . . . . 5


                    Condensed Statements of Cash Flows
                    Three months ended March 31,
                    1995 and 1994 (Unaudited) . . . . . . . . . . . . . . 6


                    Notes to Condensed Financial Statements
                    (Unaudited) . . . . . . . . . . . . . . . . . . . . . 7


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations . . . . . . . . . . . . . . . . . . . . 9


          PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . .11

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . .11

          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . .11


          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .12

                            RIBI IMMUNOCHEM RESEARCH, INC.



          PART I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

               The condensed balance sheet as of March 31, 1995, the condensed statements of operations and the condensed statements of cash flows for the three-month periods ended March 31, 1994 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods indicated have been made. Certain reclassifications have been made to the prior year financial statements to conform to the 1995 presentation.

               It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

               The results of operations for the three month period ending March 31, 1995, are not necessarily indicative of results expected for the full year 1995.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                                      March 31,    December 31,
                                                        1995          1994
                                                     -----------   -----------
                                                     (Unaudited)

          Assets
          ------
          Current assets:
            Cash and short-term deposits             $   438,664       713,637
            Held-to-maturity investment securities     6,872,067     6,659,930
            Trade accounts receivable                    159,423       140,660
            Inventories                                  537,599       678,294
            Other current assets                         255,871       290,329
                                                      ----------    ----------

               Total current assets                    8,263,624     8,482,850

          Available-for-sale investment securities     4,710,870     8,092,159

          Held-to-maturity investment securities      12,182,383    10,500,819

          Property, plant and equipment, net          11,551,095    11,225,938

          Other assets, net                              510,598       522,114
                                                      ----------    ----------

                                                     $37,218,570    38,823,880
                                                      ==========    ==========

          Liabilities and Stockholders' Equity
          ------------------------------------

          Current liabilities:
            Accounts payable                         $   309,640       459,600
            Accrued liabilities                          560,806       838,399
            Deferred revenue                             247,862       187,500
                                                      ----------    ----------

               Total current liabilities               1,118,308     1,485,499
                                                      ----------    ----------

          Stockholders' equity
            Preferred stock                                 -             -
            Common stock                                  18,871        18,872
            Additional paid-in capital                62,384,039    62,376,989
            Unrealized investment losses                (142,782)     (327,791)
            Accumulated deficit                      (26,159,866)  (24,729,689)
                                                      ----------    ----------

               Total stockholders' equity             36,100,262    37,338,381
                                                      ----------    ----------

                                                     $37,218,570    38,823,880
                                                      ==========    ==========

[FN]
          See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          1995          1994
                                                          ----          ----
          Revenues:
            Sales                                   $   237,950        173,235
            Contracts and licenses                      414,638        795,560
            Investment income                           270,028        358,122
            Other, net                                    1,580            725
                                                     ----------     ----------

               Total revenues                           924,196      1,327,642
                                                     ----------     ----------

          Costs and expenses:
            Purchases and production costs              274,201         67,986
            Research and development                  1,278,767      1,251,509
            Selling, general and administrative         646,434        493,072
            Depreciation and amortization               154,972        109,283
                                                     ----------     ----------

               Total costs and expenses               2,354,374      1,921,850
                                                     ----------     ----------

               Net loss                             $(1,430,178)      (594,208)
                                                     ==========     ==========

          Net loss per common share                 $      (.08)          (.03)
                                                     ==========     ==========

          Average number of shares outstanding       18,871,272     18,004,831

[FN]
          See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                             1995        1994
                                                             ----        ----
          Cash flows from operating activities:
            Net loss                                   $(1,430,178)   (594,208)
            Adjustments to reconcile net loss to
              cash used by operating activities:
                Depreciation and amortization              154,972     109,283
                Common stock issued in payment
                   of expenses                               1,750       4,787
                Compensation relating to stock options       5,000      (7,750)
                Asset sales and abandoned patents            9,907        -
                Changes in operating assets and
                  liabilities                               66,111    (179,563)
                                                        ----------  ----------
                Net cash used by operating
                  activities                            (1,192,438)   (667,451)
                                                        ----------  ----------

          Cash flows from investing activities:
            Capital expenditures                          (813,652)   (509,074)
            Payments for other assets                       (8,132)       (800)
            Proceeds from maturities of held-to-
              maturity investment securities             1,654,073   1,737,212
            Proceeds from sale of available-for
              sale investment securities                 3,663,207        -
            Purchases of available-for-sale
              investment securities                        (96,909)    (94,636)
            Purchases of held-to-maturity
              investment securities                     (3,481,422) (7,858,140)
                                                        ----------  ----------
                Net cash provided (used) by
                  investing activities                     917,165  (6,725,438)
                                                        ----------  ----------

          Cash flows from financing activities:
            Collections and interest on notes
              receivable - common stock, net                  -        577,900
            Proceeds from exercise of warrants                -      5,819,002
            Proceeds from exercise of options                  300     469,143
            Other                                             -           (124)
                                                        ----------  ----------
                Net cash provided by financing
                  activities                                   300   6,865,921
                                                        ----------  ----------

                Net change in cash and short-term
                  deposits                                (274,973)   (526,968)

          Cash and short-term deposits at beginning
            of period                                      713,637   1,721,490
                                                        ----------  ----------

          Cash and short-term deposits at end
            of period                                  $   438,664   1,194,522
                                                        ==========  ==========

[FN]
          See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



          1.   Inventories
               -----------

               Inventories are as follows:

                                         March 31,      December 31,
                                           1995             1994
                                        -----------    -------------
                                        (Unaudited)
               Raw materials            $  72,419         58,231
               Work in process            295,681        468,711
               Finished goods             169,499        151,352
                                          -------        -------

                                        $ 537,599        678,294
                                          =======        =======

          2.   Commitments and Contingencies
               -----------------------------

               The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences ("MDHES") in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The Company may be required to reimburse the State of Montana and/or the other PRPs for remedial action costs and may be subject to penalties, the extent of which are not known at this time. Tests were conducted pursuant to a sample and analysis plan agreed to by the MDHES and PRPs to define further the area of possible contamination and whether and how the contamination is moving through the ground. The tests completed in March 1993 showed the continued presence of certain contaminants in the groundwater and defined the area affected. A plan was submitted in May 1993 which was later approved by the MDHES that outlined the additional studies that will be required to identify and remove the main source of contamination and proposed a ground water monitoring program. The NIH voluntarily initiated an interim remediation plan approved by the MDHES to remove and decontaminate the believed source of the contamination and, if necessary, treat the aquifers which tests have shown contain contaminants. Removal and decontamination of the contaminated soil at and around the disposal site has been completed. Treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1995 and possibly longer. The MDHES has also conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. The possible alternatives range in projected costs from zero for no further action, to $20 million for very conservative remediation measures. Some possible remedies were estimated to cost $1.4 million, $4.1 million and $4.8 million, respectively. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the MDHES towards an acceptable final remediation plan. It is anticipated the MDHES will render a decision regarding which alternative it will require by mid-1995. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. Because of the uncertainties in the cost of further remediation and whether the NIH will seek partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

               Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suit names the PRPs, including the Company, the NIH and the Landfill, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company has been served with and has filed answers to these suits. The Company has denied any liability. It is not possible at this time to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company of adverse decisions.

               As of March 31, 1995, the Company has accrued a reserve of approximately $172,000 primarily to cover billed and potential legal, consulting and MDHES reimbursement costs associated with the Company as a PRP and the civil suites. During 1994 the Company received $125,000 in insurance proceeds from one insurance company, which is in rehabilitation, in a one-time settlement of any claims associated with the Landfill issues. At least some of the future costs included in the defense of the civil suits are expected to be covered by other insurance proceeds, none of which have been accrued. Costs charged against earnings (before any insurance proceeds) during the first quarters of 1995 and 1994 were $21,063 and $3,593, respectively.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General
          -------

               Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At March 31, 1995, the Company's accumulated deficit was approximately $26,160,000.

               The Company's results of operations can vary significantly from quarter to quarter and depend, among other factors, on costs related to the progress of clinical trials conducted by the Company and, to a lesser extent, on revenues and costs associated with manufacturing. To date, research and development expenses, together with manufacturing costs, have exceeded product and other revenues in all periods.

               The Company is not able to estimate with certainty the amount of cash and working capital which may be needed for operations. Such requirements typically vary depending upon the results of basic research and clinical trials, the time and expense required for governmental approval of products, and competitive and technical developments, most of which are beyond management's control. There is no assurance that the Company will be able to obtain the necessary funding in sufficient amounts or at the appropriate time for its planned activities. In the event the Company may require additional funding, it might not be able to proceed as rapidly as it would like, if at all, with the development and commercialization of its products, which would have a material adverse effect on its future financial condition and results of operations.

          Results of Operations
          ---------------------

               During the first quarter of 1995 the Company incurred a net loss of $1,430,000 compared to a net loss of $594,000 in the first quarter of 1994. The greater net loss reflects lower total revenues and added expenses related to process start-up and equipment testing in the Company's newly expanded manufacturing facility.

               Revenues were lower in the first quarter of 1995 compared to the same period in 1994 because of contract and license revenue and investment income which decreased $381,000 and $88,000, respectively. Lower contract and license fees result from the signing of agreements in the first quarter of 1994 which were retroactive to April 1993, causing the recognition of retroactive revenue during the first quarter of 1994. Investment income was down primarily because of an investment portfolio restructuring and conversion of some of the Company's "available-for-sale" investments to "held-to-maturity" investments thereby increasing the future yield and reducing the interest rate risk on approximately $3,000,000 of investments.

               Somewhat offsetting decreases in other revenues was a $65,000 increase in sales resulting mainly from increased custom adjuvant sales. At the same time, purchases and production costs increased $206,000. The increase in production costs reflects the Company's start-up and equipment testing of its new manufacturing plant completed late in 1994. Start-up and testing are expected to be complete by the middle of 1995, but manufacturing costs could remain somewhat higher than in past years until plant throughput increases to nearer plant capacity.

               Research and development expenditures were fairly level in the first quarter of 1995 compared to the first quarter of 1994. The Company expects research and development expenditures to be higher for the year 1995 than they were for the year 1994 as additional toxicology studies are conducted and an additional clinical trial may be started testing MELACINE melanoma theraccine in conjunction with interferon-alpha in the treatment of patients with late-stage melanoma.

               Selling, general and administrative expenses increased approximately $153,000 in the first quarter of 1995 compared with the same period in 1994. The increase is mainly a result of the addition of a corporate development group in mid-1994 and to a lesser extent, added costs needed to support the expanded manufacturing plant.

          Financial Condition
          -------------------

               During the first quarter of 1995 the Company used $1,192,000 in operations, approximately $525,000 more than was used in the first quarter of 1994. The increased cash burn in the first quarter of 1995 reflects a greater net loss, reduced accrued liabilities payable for the Company's plant expansion and greater accrued interest on investments. Such amounts were partially offset by reduced inventories, greater depreciation expense and a decrease in amounts accrued but not received for license fees in the first quarter of 1994. The Company expects cash flows used in operations for the year 1995 to exceed those in the year 1994 as research expenditures are expected to increase over the remainder of the year.

               During 1994 the Company constructed and equipped a new manufacturing plant which, the Company believes, will enable it to meet its anticipated manufacturing and other facility requirements for the foreseeable future. The plant is in the process of start-up and testing which should be completed late in the first half of 1995.

               As of March 31, 1995, the Company had cash, short-term deposits, short-term investments and long-term investments totalling $24,204,000 which it believes is enough to meet its objectives through 1998.

               The Company, The National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences ("MDHES") in March of 1991 that they had been identified as potentially responsible parties ("PRPs") for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. Additionally, two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. As of March 31, 1995, the Company has accrued reserves of $172,000 primarily to cover billed and potential legal, consulting and MDHES reimbursement costs associated with the Company as a PRP and the civil suits. At least some costs related to the civil suits have been or are expected to be covered by insurance. However, the Company is unable to determine its potential liability with respect to the Landfill at this time. See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

               (a) See Note 2 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in a civil suit relating to the Bitterroot Valley Sanitary Landfill.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27   Financial Data Schedule - for electronic filing only

               (b)  Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended March 31, 1995.

         SIGNATURES
         ----------



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    RIBI IMMUNOCHEM RESEARCH, INC.
                                    ------------------------------------
                                    (Registrant)




          May 10, 1995        By   Vern D. Child
                                   -------------------------------------
                                   Vern D. Child, Vice President-Finance
                                   and Treasurer (duly authorized officer
                                   and principal financial and accounting
                                   officer)