Form 10-Q
period 1995-06-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1995-08-10
CIK 352331

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-Q



/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1995

                                         OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from          to

Commission File Number   0-11094



                           RIBI IMMUNOCHEM RESEARCH, INC.
                Exact name of registrant as specified in its charter)



        Delaware                           81-0394349
(State of Incorporation)     (I.R.S. Employer Identification No.)

                   553 Old Corvallis Road, Hamilton, MT 59840
            (Address of principal executive offices and zip code)

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

                             Yes   X       No
                                 -----        -----



As of July 31, 1995, there were 18,876,993 shares of common stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX




                                                                          Page
                                                                        Number

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements:. . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Balance Sheets
          June 30, 1995 (Unaudited)
          and December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . 4

          Condensed Statements of Operations
          Three months and six months ended
          June 30, 1995 and 1994 (Unaudited) . . . . . . . . . . . . . . . . 5

          Condensed Statements of Cash Flows
          Six months ended June 30, 1995 and
          1994 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .11
---------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------



Item 1.   Financial Statements

     The condensed balance sheet as of June 30, 1995, the condensed statements of operations for the three month and six month periods ended June 30, 1994 and 1995, and the condensed statements of cash flows for the six months ended June 30, 1994 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     The results of operations for the three month and six month periods ended June 30, 1995, are not necessarily indicative of results expected for the full year 1995.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              CONDENSED BALANCE SHEETS

                                             June 30,       December 31,
                                               1995             1994
                                           ------------     ------------
                                            (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents             $    343,994          713,637
     Held-to-maturity investment
      securities                              6,908,980        6,659,930
     Accounts receivable                         67,471          140,660
     Inventories                                498,140          678,294
     Other current assets                       118,830          290,329
                                             ----------       ----------

          Total current assets                7,937,415        8,482,850

Available-for-sale investment securities      4,884,268        8,092,159

Held-to-maturity investment securities       11,344,681       10,500,819

Property, plant and equipment, net           11,724,775       11,225,938

Other assets, net                               512,548          522,114
                                             ----------       ----------

                                          $  36,403,687       38,823,880
                                             ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                     $     194,308          459,600
     Accrued expenses                           525,621          838,399
     Deferred revenue                           733,651          187,500
                                             ----------       ----------

          Total current liabilities           1,453,580        1,485,499
                                             ----------       ----------

Stockholders' equity:
     Preferred stock                               -                -
     Common stock                                18,874           18,872
     Additional paid-in capital              62,409,299       62,376,989
     Unrealized investment holding gains
      (losses)                                  (48,688)        (327,791)
     Accumulated deficit                    (27,429,378)     (24,729,689)
                                             ----------       ----------

          Total stockholders' equity         34,950,107       37,338,381
                                             ----------       ----------

                                          $  36,403,687       38,823,880
                                             ==========       ==========

See accompanying notes.

                                         RIBI IMMUNOCHEM RESEARCH, INC.

                                       CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                   ---------------------   -----------------------

                                        1995        1994        1995         1994
                                        ----        ----        ----         ----
Revenues:
   Sales                          $   300,788     209,653     538,738      382,888
   Contracts and licenses             439,210     418,970     853,848    1,214,530
   Investment income                  340,065     387,632     610,093      745,754
   Other, net                           2,578       8,570       4,158        9,295
                                   ----------  ----------  ----------   ----------
      Total revenues                1,082,641   1,024,825   2,006,837    2,352,467
                                   ----------  ----------  ----------   ----------

Costs and expenses:
   Purchases and production costs     220,051     120,774     494,252      188,760
   Proprietary research
     and development                1,336,090   1,193,296   2,614,857    2,444,805
   Selling, general and
     administrative                   581,118     591,400   1,227,552    1,084,472
   Depreciation and amortization      214,894     113,210     369,866      222,493
                                   ----------  ----------  ----------   ----------

      Total costs and expenses      2,352,153   2,018,680   4,706,527    3,940,530
                                   ----------  ----------  ----------   ----------

      Net loss                    $(1,269,512)   (993,855) (2,699,690)  (1,588,063)
                                   ==========  ==========  ==========    =========

Net loss per common share         $      (.07)       (.05)       (.14)        (.09)
                                   ==========  ==========  ==========   ==========

Average number of shares
 outstanding                       18,873,044  18,868,346  18,872,163   18,438,974
                                   ==========  ==========  ==========   ==========

See accompanying notes.

                                            RIBI IMMUNOCHEM RESEARCH, INC.

                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                                  ---------------------
                                                  1995             1994
                                                  ----             ----
Cash flows from operating activities:
  Net loss                                $  (2,699,690)       (1,588,063)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization             369,866           222,493
      Common stock issued in payment of
        expenses                                  9,763             6,295
      Compensation relating to stock options     22,250            12,250
      Asset sales and abandoned patents           8,340              (903)
      Changes in operating assets and
        liabilities                             709,956           338,999
                                             ----------        ----------
        Net cash used by operating
          activities                         (1,579,515)       (1,008,929)
                                             ----------        ----------

Cash flows from investing activities:
  Capital expenditures                       (1,193,517)       (1,770,417)
  Payments for other assets                     (19,769)          (38,038)
  Proceeds from sale of assets                    2,545             2,977
  Proceeds from maturities of held-to-
    maturity investment securities            3,401,220         5,893,027
  Proceeds from sale of available-for-
    sale investment securities                3,663,207              -
  Purchases of available-for-sale
    investment securities                      (176,214)         (191,349)
  Purchases of held-to-maturity
    investment securities                    (4,467,900)       (9,394,774)
                                             ----------        ----------
        Net cash provided (used) by
          investing activities                1,209,572        (5,498,574)
                                             ----------        ----------

Cash flows from financing activities:
  Collections and interest on notes
    receivable - common stock, net                 -              577,900
  Proceeds from exercise of warrants               -            5,819,002
  Proceeds from exercise of options                 300           483,266
  Other                                            -                1,238
                                             ----------        ----------
       Net cash provided by financing
          activities                                300         6,881,406
                                             ----------        ----------

       Net change in cash and short-term
          deposits                             (369,643)          373,903

Cash and cash equivalents at
  beginning of period                           713,637         1,721,490
                                             ----------        ----------

Cash and cash equivalents at
  end of period                           $     343,994         2,095,393
                                             ==========        ==========

See accompanying notes.

                      RIBI IMMUNOCHEM RESEARCH, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)



1.        Inventories
          -----------

          Inventories are as follows:

                                  June 30,           December 31,
                                    1995                1994
                                 ---------            --------
                                (Unaudited)
      Raw materials             $   58,850              58,231
      Work in process              333,941             468,711
      Finished goods               105,349             151,352
                                 ---------            --------

                                $  498,140             678,294
                                 =========            ========


2.        Commitments and Contingencies
          -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences ("MDHES") in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The Company may be required to reimburse the State of Montana and/or the other PRPs for remedial action costs and may be subject to penalties, the extent of which are not known at this time. Tests were conducted pursuant to a sample and analysis plan agreed to by the MDHES and PRPs to define further the area of possible contamination and whether and how the contamination is moving through the ground. The tests completed in March 1993 showed the continued presence of certain contaminants in the groundwater and defined the area affected. A plan was submitted in May 1993 which was later approved by the MDHES that outlined the additional studies that will be required to identify and remove the main source of contamination and proposed a groundwater monitoring program. The NIH voluntarily initiated an interim remediation plan approved by the MDHES to remove and decontaminate the believed source of contamination and, if necessary, treat the aquifers which tests have shown contain contaminants. Removal and decontamination of the contaminated soil at and around the disposal site has been completed. Treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1995 and possibly longer. The MDHES has also conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives.
The possible alternatives range in projected costs from zero for no further action, to $20 million for very conservative remediation measures. Some possible remedies were estimated to cost $1.4 million, $4.1 million and $4.8 million, respectively. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the MDHES towards an acceptable final remediation plan. It is anticipated that the MDHES will render a decision regarding which alternative it will require later in 1995. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. Because of the uncertainties in the cost of further remediation and whether the NIH will seek partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

     Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits name the PRPs, including the Company, the NIH and the Landfill, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company has been served with and has filed answers to the suits. The Company has denied any liability. It is not possible at this time to predict whether any additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company of adverse decisions.

     As of June 30, 1995, the Company has accrued a reserve of approximately $175,000 primarily to cover billed and potential legal, consulting and MDHES reimbursement costs associated with the Company as a PRP and the civil suits. During 1994 the Company received $125,000 in insurance proceeds from one insurance company, which is in rehabilitation, in a one-time settlement of any claims associated with the Landfill issues. At least some of the future costs included in the defense of the civil suits are expected to be covered by other insurance proceeds, none of which have been accrued. Costs charged against earnings (before any insurance proceeds) during the first six month periods of 1995 and 1994 were $29,772 and $19,870, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At June 30, 1995, the Company's accumulated deficit was approximately $27,429,000.

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

Results of Operations
---------------------

     The Company experienced a greater net loss during both the second quarter and the first half of 1995 compared to the same periods in 1994. The greater net loss can be attributed primarily to increased costs associated with the start-up and testing (validation) of its new manufacturing plant and moderately greater research and product development expenditures. Additionally, in the first half of 1995 revenues from contracts and licenses were lower than in the first half of 1994.

     Revenues were slightly higher in the second quarter of 1995 compared to the second quarter of 1994 as a result of a 43% increase in sales and a 5% increase in revenues from contracts and licenses which were partially offset by a reduction in investment income. Over 70% of the increase in sales during the second quarter of 1995 was due to improved sales of custom adjuvants and the balance resulted from a temporary increase in the sales of a veterinary anti-tumor agent. Investment income was down primarily because of a lower total investment portfolio.

     For the first six months of 1995, revenues were down $346,000 compared to the first six months of 1994. A 41% increase in sales was more than offset by lower revenues from contracts and licenses and lower investment income. Approximately three-fourths of the increase in sales resulted from greater sales of custom adjuvants. Lower contracts and licenses revenues resulted from the signing in the first quarter of 1994 agreements which were retroactive causing the recognition of retroactive revenue during the first quarter of 1994. Without the retroactive revenue, income from contracts and licenses would have been at comparable levels during the first half of 1995 and 1994. The reduction in investment income during the first half of 1995 compared to the first half of 1994 resulted mainly from two factors. The Company's investment portfolio was smaller during the first half of 1995, and a loss of approximately $64,000 was realized during the first quarter of 1995 which resulted from an investment portfolio restructuring involving the conversion of some of the Company's "available-for-sale" investments to "held-to-maturity" investments thereby increasing the future yield and reducing the interest rate risk on approximately $3,000,000 of investments.

     Purchases and production costs were a greater percentage of sales during the second quarter and first half of 1995 than during the same periods in 1994. Construction of a new manufacturing plant was completed late in 1994 and late in the first half of 1995 it became operational. The Company also proceeded with validating the facility which will continue through much of the third quarter. Start-up and validation have caused an increase in purchases and production costs in 1995. Purchases and production costs are expected to remain fairly high in relation to sales until plant throughput increases to nearer plant capacity.

     Proprietary research and development expenses increased $143,000 in the second quarter of 1995 compared to the second quarter of 1994 and increased $170,000 in the first six months of 1995 compared to the first six months of 1994. The increases resulted mainly from greater labor and related costs associated with an expansion and reorganization during 1994 of research and product development staffing to more effectively pursue product opportunities. The Company expects research and development expenditures to be higher for the year 1995 than they were for the year 1994 as steps are being taken to begin accruing patients in a new human clinical trial late in the third quarter or early in the fourth quarter of 1995. The trial will test MELACINE melanoma theraccine in combination with interferon-alpha in the treatment of patients with late-stage melanoma. The Company also expects to conduct additional toxicology studies and other preclinical studies with some of its adjuvants in addition to its ongoing clinical trials.

     Selling, general and administrative expenses were fairly level for the second quarter of 1995 compared to the same quarter in 1994 but increased $143,000 for the first half of 1995 compared to the first half of 1994. The increase in 1995 reflects the organization of a corporate development department in mid-1994 partially offset by reduced advertising costs in 1995.

Financial Condition
-------------------

     During the first six months of 1995 the Company used $1,580,000 in operations which was 57% more than the amount used in the first six months of 1994. The increase is attributable primarily to the increased net loss discussed above which was partially offset by a reduction in inventories during 1995 resulting from the conversion of manufacturing operations to the

Company's new plant. The Company expects cash flows used in operations for the year 1995 to exceed the amount used in 1994 as research expenditures are expected to increase over the remainder of the year.

     As of June 30, 1995, the Company had cash, cash equivalents and short and long term investments totalling $23,482,000 which, based upon current planning, it believes is enough to meet its objectives through 1998.

     See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

          (a) See Note 2 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in a civil suit relating to the Bitterroot Valley Sanitary Landfill.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on April 26, 1995.

          (b) Proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all of management's nominees for director were elected as follows:

                                                        TOTAL
                                FOR       WITHHELD      VOTED
                                ---       --------      -----
      John L. Cantrell       14,745,766    308,574    15,054,340
      John F. Chappell       14,858,581    195,759    15,054,340
      Philipp Gerhardt       14,107,278    947,062    15,054,340
      Mark I. Greene         14,856,791    197,549    15,054,340
      Robert E. Ivy          14,708,376    345,964    15,054,340
      Thomas N. McGowen, Jr. 14,853,161    201,179    15,054,340
      Frederick B. Tossberg  14,853,161    201,179    15,054,340

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RIBI IMMUNOCHEM RESEARCH, INC.
                              ------------------------------
                                        (Registrant)



August 10, 1995     By   Vern D. Child
                         -------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)