Form 10-Q
period 1995-09-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1995-11-14
CIK 352331

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-Q



/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1995

                                         OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from __________ to __________

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

                              Yes    X       No   _____
                                   -----



As of October 31, 1995, there were 18,885,743 shares of common stock outstanding.



================================================================================

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX

                                                                        Page
                                                                      Number
                                                                      ------

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . 3

          Condensed Balance Sheets
          September 30, 1995 (Unaudited)
          and December 31, 1994 . . . . . . . . . . . . . . . . . . . 4

          Condensed Statements of Operations
          Three months and nine months ended
          September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . 5

          Condensed Statements of Cash Flows
          Nine months ended September 30, 1995 and
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

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

     The condensed balance sheet as of September 30, 1995, the condensed statements of operations for the three month and nine month periods ended September 30, 1994 and 1995, and the condensed statements of cash flows for the nine months ended September 30, 1994 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1994 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     The results of operations for the three month and nine month periods ended September 30, 1995, are not necessarily indicative of results expected for the full year 1995.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              CONDENSED BALANCE SHEETS

                                           September 30,    December 31,
                                               1995             1994
                                           -------------    ------------
                                            (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents             $    487,403          713,637
     Held-to-maturity investment
      securities                              6,353,174        6,659,930
     Accounts receivable                        131,146          140,660
     Inventories                                578,631          678,294
     Other current assets                       202,693          290,329
                                             ----------       ----------

          Total current assets                7,753,047        8,482,850

Available-for-sale investment securities      4,943,730        8,092,159

Held-to-maturity investment securities        9,728,309       10,500,819

Property, plant and equipment, net           11,645,907       11,225,938

Other assets, net                               533,216          522,114
                                             ----------       ----------

                                          $  34,604,209       38,823,880
                                             ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                     $     171,693          459,600
     Accrued expenses                           404,772          838,399
     Deferred revenue                           484,011          187,500
                                             ----------       ----------

          Total current liabilities           1,060,476        1,485,499
                                             ----------       ----------

Stockholders' equity:
     Preferred stock                               -                -
     Common stock                                18,886           18,872
     Additional paid-in capital              62,450,231       62,376,989
     Unrealized investment holding gains
      (losses)                                  (66,604)        (327,791)
     Accumulated deficit                    (28,858,780)     (24,729,689)
                                             ----------       ----------

          Total stockholders' equity         33,543,733       37,338,381
                                             ----------       ----------

                                          $  34,604,209       38,823,880
                                             ==========       ==========

See accompanying notes.

                              RIBI IMMUNOCHEM RESEARCH, INC.

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                     Three Months Ended        Nine Months Ended
                                        September 30,           September 30,
                                   ----------------------   ----------------------

                                        1995        1994        1995         1994
                                        ----        ----        ----         ----
Revenues:
   Sales                          $   279,092     337,841     817,830      720,729
   Contracts and licenses             399,641     413,078   1,253,489    1,627,608
   Investment income                  315,835     366,527     925,928    1,112,281
   Other, net                             816         909       4,974       10,204
                                   ----------  ----------  ----------   ----------
      Total revenues                  995,384   1,118,355   3,002,221    3,470,822
                                   ----------  ----------  ----------   ----------

Costs and expenses:
   Purchases and production costs     236,339     271,705     730,591      460,465
   Proprietary research
     and development                1,430,715   1,301,011   4,045,572    3,745,816
   Selling, general and
     administrative                   535,223     521,473   1,762,775    1,605,945
   Depreciation and amortization      222,509     120,747     592,375      343,240
                                   ----------  ----------  ----------   ----------

      Total costs and expenses      2,424,786   2,214,936   7,131,313    6,155,466
                                   ----------  ----------  ----------   ----------

      Net loss                    $(1,429,402) (1,096,581) (4,129,092)  (2,684,644)
                                   ==========  ==========  ==========   ==========

Net loss per common share         $      (.08)       (.06)       (.22)        (.14)
                                   ==========  ==========  ==========   ==========

Average number of shares
 outstanding                       18,878,349  18,870,934  18,874,247   18,584,543
                                   ==========  ==========  ==========   ==========


See accompanying notes.

                              RIBI IMMUNOCHEM RESEARCH, INC.

                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30,
                                                  ---------------------
                                                  1995             1994
                                                  ----             ----
Cash flows from operating activities:
  Net loss                                $  (4,129,092)       (2,684,644)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization             592,375           343,240
      Common stock issued in payment of
        expenses                                 12,106             7,481
      Compensation relating to stock options     26,250             7,750
      Asset sales and abandoned patents           8,340              (903)
      Changes in operating assets and
        liabilities                              49,587           271,804
                                             ----------        ----------
        Net cash used by operating
          activities                         (3,440,434)       (2,055,272)
                                             ----------        ----------

Cash flows from investing activities:
  Capital expenditures                       (1,326,937)       (5,299,669)
  Payments for other assets                     (50,659)          (90,712)
  Proceeds from sale of assets                    2,545             2,977
  Proceeds from maturities of held-to-
    maturity investment securities            5,612,635        10,871,354
  Proceeds from sale of available-for-
    sale investment securities                3,663,207              -
  Purchases of available-for-sale
    investment securities                      (253,591)         (295,802)
  Purchases of held-to-maturity
    investment securities                    (4,467,900)       (9,787,089)
                                             ----------        ----------
        Net cash provided (used) by
          investing activities                3,179,300        (4,598,941)
                                             ----------        ----------

Cash flows from financing activities:
  Collections and interest on notes
    receivable - common stock, net                 -              577,900
  Proceeds from exercise of warrants               -            5,819,023
  Proceeds from exercise of options              34,900           483,266
  Other                                            -                1,219
                                             ----------        ----------
       Net cash provided by financing
          activities                             34,900         6,881,408
                                             ----------        ----------

       Net change in cash and short-term
          deposits                             (226,234)          227,195

Cash and cash equivalents at
  beginning of period                           713,637         1,721,490
                                             ----------        ----------

Cash and cash equivalents at
  end of period                           $     487,403         1,948,685
                                             ==========        ==========

See accompanying notes.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.        Inventories
          -----------

          Inventories are as follows:

                                September 30,      December 31,
                                    1995               1994
                                 ---------           --------
                                (Unaudited)
      Raw materials             $  110,205             58,231
      Work in process              328,863            468,711
      Finished goods               139,563            151,352
                                 ---------           --------

                                $  578,631            678,294
                                 =========           ========


2.        Commitments and Contingencies
          -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. Tests were conducted pursuant to a sample and analysis plan agreed to by the DEQ and PRPs to define further the area of possible contamination and whether and how the contamination is moving through the ground. The tests completed in March 1993 showed the continued presence of certain contaminants in the groundwater and defined the area affected. A plan was submitted in May 1993 which was later approved by the DEQ that outlined the additional studies required to identify and remove the main source of contamination and proposed a groundwater monitoring program. The NIH voluntarily initiated an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and, if necessary, treat the aquifers which tests have shown contain contaminants. Removal and decontamination of the contaminated soil at and around the disposal site have been completed. Treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1995 and possibly longer. The DEQ has also conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the

Landfill to be conducted by the NIH and which will involve installing individual replacement wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from this interim remedial action will be used by the DEQ to evaluate the effectiveness of this remedy. The wells will be installed in three phases: Phase I includes occupied properties with the highest contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies done about a year ago estimated the cost of the wells to be approximately $1.4 million. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. Completion of the first Phase is expected by the spring of 1996. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ towards an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. The Company may be required to reimburse the State of Montana and/or the other PRPs for remedial action costs and may be subject to penalties, the extent of which are not known at this time. Because of the uncertainties in the cost of further remediation and whether the NIH will seek partial reimbursement from the other PRPs, whether the Company will be required to reimburse the State for certain administrative costs and whether the Company will be subject to penalties, it is not possible at this time to determine the potential liability of the Company as a PRP.

     Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits name the PRPs, including the Company, the NIH, the DEQ and the Landfill, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company has been served with and has filed answers to the suits. The Company has denied any liability. It is not possible at this time to predict whether any additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company of adverse decisions.

     As of September 30, 1995, the Company has accrued a reserve of approximately $180,000 primarily to cover billed and potential legal, consulting and State reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance. None of the potential future insurance proceeds have been accrued. Costs charged against earnings (net of insurance proceeds) during the first nine month periods of 1995 and 1994 were $48,000 and $57,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At September 30, 1995, the Company's accumulated deficit was approximately $28,859,000.

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

Results of Operations
---------------------

     The Company experienced a greater net loss during both the third quarter and the first nine months of 1995 compared to the same periods in 1994. The greater net loss can be attributed primarily to lower revenues, increased costs associated with the start-up and testing (validation) of its new manufacturing plant and moderately greater research and product development expenditures.

     Revenues were $123,000 lower in the third quarter of 1995 compared to the third quarter of 1994 as a result of a 17% decrease in sales and a 14% decrease in investment income. Substantially all of the decrease in sales during the third quarter of 1995 was due to lower sales of custom adjuvants. Custom adjuvant sales tend to fluctuate from period-to-period because the individual sales are usually larger in volume and there are usually a fewer number of such transactions in a period. Investment income was down primarily because of a lower total investment portfolio.

     For the first nine months of 1995, revenues were down $469,000 compared to the first nine months of 1994. A 13% increase in sales was more than offset by lower revenues from contracts and licenses and lower investment income. Just over half of the increase in sales resulted from greater sales of custom adjuvants. Lower contracts and licenses revenues resulted from the signing in the first quarter of 1994 agreements which were retroactive causing the recognition of retroactive revenue during the first quarter of 1994. Without the retroactive revenue, income from contracts and licenses would have been at comparable levels during the first nine months of 1995 and 1994. The reduction in investment income during the first nine months of 1995 compared to the same period in 1994 resulted mainly from two factors. The Company's investment portfolio was smaller during the first nine months of 1995, and a loss of approximately $64,000 was realized during the first quarter of 1995 which resulted from an investment portfolio restructuring involving the conversion of some of the Company's "available-for-sale" investments to "held-to-maturity" investments thereby increasing the future yield and reducing the interest rate risk on approximately $3,000,000 of investments.

     Purchases and production costs were a greater percentage of sales during the third quarter and first nine months of 1995 than during the same periods in 1994. Construction of a new manufacturing plant was completed late in 1994, and late in the first half of 1995 it became operational. The Company also proceeded with validating the facility which continued through the third quarter. Start-up and validation have caused an increase in purchases and production costs in 1995 over 1994, which are expected to remain fairly high in relation to sales until plant throughput increases to nearer plant capacity.

     Proprietary research and development expenses increased $130,000 in the third quarter of 1995 compared to the third quarter of 1994 and increased $300,000 in the first nine months of 1995 compared to the first nine months of 1994. The increase for the third quarter resulted mainly from greater outside toxicology and other preclinical studies. The increase for the nine month period results mainly from increased labor and related costs associated with an expansion and reorganization during 1994 of research and product development staffing to more effectively pursue product opportunities. The Company expects research and development expenditures to be higher for the year 1995 than they were for the year 1994. Steps are being taken to begin accruing patients in a new human clinical trial in the fourth quarter of 1995. The trial will test MELACINE melanoma theraccine in combination with interferon alpha-2b in the treatment of patients with late-stage melanoma. The Company also expects to conduct additional toxicology studies and other preclinical studies with some of its adjuvants in addition to its ongoing clinical trials.

     Selling, general and administrative expenses were fairly level for the third quarter of 1995 compared to the same quarter in 1994 but increased $157,000 for the first nine months of 1995 compared to the first nine months of 1994. The increase in 1995 reflects the organization of a corporate development department in mid-1994, partially offset by reduced advertising costs in 1995.

Financial Condition
-------------------

     During the first nine months of 1995 the Company used $3,440,000 in operations which was 67% more than the amount used in the first nine months of 1994. The increase is attributable primarily to the increased net loss discussed above. The Company expects cash flows used in operations for the year 1995 to exceed the amount used in 1994 as research expenditures are expected to continue to exceed 1994 levels for the remainder of the year.

     As of September 30, 1995, the Company had cash, cash equivalents and short and long term investments totalling $21,513,000 which, based upon current planning, it believes is enough to meet its objectives through 1998.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                                  (Registrant)



November 14, 1995   By   Vern D. Child
                         -------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)