Form 10-K
period 1995-12-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1996-03-28
CIK 352331

================================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-K


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the Fiscal Year Ended December 31, 1995

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the Transition Period from ____________ to ____________________________

Commission File Number   0-11094
                       ------------


                           RIBI IMMUNOCHEM RESEARCH, INC.
               (Exact name of registrant as specified in its charter)


        Delaware                              81-0394349
---------------------------    -------------------------------------------------
(State of Incorporation)       (I.R.S. Employer Identification No.)

                   553 Old Corvallis Road, Hamilton, MT 59840-3131
--------------------------------------------------------------------------------
                (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (406) 363-6214
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x .    No   .
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant was $105,377,000, based upon the last sale price of such stock on March 4, 1996, as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.

As of March 4, 1996, Registrant had 18,888,543 shares of common stock, $.001 par value, outstanding.


                               Page 1 of 2 Cover Pages
===============================================================================

                         DOCUMENTS INCORPORATED BY REFERENCE


Portions entitled "Election of Directors," "Compliance with Section 16(a) of the Exchange Act", "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensation" and "Directors Compensation" from the Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held April 24, 1996  . . . . . . . . . . . . . . . . Part III

Such Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 24, 1996, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Annual Report on Form 10-K.

                               Page 2 of 2 Cover Pages

                                  TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . .   1
     Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . .  14
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  14
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  15

     Executive Officers of the Registrant  . . . . . . . . . . . . . . . . .  15

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  16
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .  17
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .  18
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . .  22
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . .  38

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

     Item 10.  Directors and Executive Officers of the Registrant  . . . . .  38
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . .  38
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . . . . . .  38
     Item 13.  Certain Relationships and Related Transactions  . . . . . . .  38

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  38

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                     PART I
                                     ------

Item 1.   BUSINESS

                                       GENERAL

The Company was incorporated on January 9, 1981, under the laws of Delaware and is engaged in the development of biopharmaceutical products that stimulate the immune system to generate a cascade of natural agents and signals to prevent and treat human disease. Ribi immunostimulants can be combined with disease-specific antigens which may direct the immune system to respond to a particular cancer or infectious disease or can be used to modulate the immune response which may prevent conditions such as ischemia-reperfusion injury. The Company is engaged in the research, development, production and marketing of these products, some of which are under investigation by other companies for use as adjuvants. In addition, the Company engages in related activities such as the custom formulation and sale of research products.

The Company has an active research and development program for new products and the improvement of its existing products. Also, the Company manufactures all of its clinical products and has developed and continues to develop processes for the commercial-scale production of its compounds. The Company protects its proprietary products and processes through the filing of patent applications and the use of confidentiality agreements. The Company has 21 issued United
States patents covering its compounds, processes and certain uses of its products. The expiration dates for United States patents held by the Company range from 2001 to 2011. Patents have also been applied for or issued on a selected basis in foreign countries.

The Company is headquartered near Hamilton, Montana, in a modern facility housing approximately 60,000 square feet of laboratory, administrative, marketing, pilot plant and commercial-scale production functions. In addition to the plant and equipment, the Company owns approximately 35 acres allowing for potential future expansion. To date most of the Company's revenues have been from investment income earned on cash balances and investments, product license and contract research fees, and sales of research and animal health products. Products for use as human biopharmaceuticals have not yet been approved for sale.

                              THE COMPANY'S TECHNOLOGY

The technology of the Company is based on the potent capacities of certain microbial products to modulate the cytokine (regulatory substances produced by cells) cascade in man and other animals. Slight modifications of these products and/or their physical and biological delivery to the immune system profoundly influence the qualitative and quantitative natures of the subsequent cytokine modulation and the physiological responses. The Company believes that appro-priate delivery of products of this core technology can be used to suppress an unwanted immunological or inflammatory response or to enhance a protective response.

The Company believes it has developed a distinct approach to immune modulation. The Company's materials activate macrophages, lymphocytes and other cells relating to the immune system. This activation stimulates an immunological cascade of cytokine production that complements the normal, protective responses that are initiated during infection or injury. Furthermore, this type of stimulation results in an individually tailored response, similar to the manner in which the body would respond to natural stimuli.

The concept of using microbial products to provide a general immune modulation as a therapeutic approach dates back to the late 1800s. However, little progress was made in exploiting the therapeutic potentials of these products until the 1980s. First of all, much reliance had been placed on chemotherapeutics, antibiotics and radiation as panaceas for infectious and neoplastic (abnormal tissue growth) diseases. Secondly, there appeared to be unsolvable toxicity problems associated with the microbial immunotherapeutic products. In 1981 the late Dr. Edgar Ribi, a co-founder of the Company, and his colleagues discovered a reproducible process which led to the detoxification of endotoxin, a bacterial cell-wall component and one of the most potent known stimulators of the immune system. By separating and isolating selected portions of bacterial cell walls, Dr. Ribi and his colleagues were able to define chemically the precise structure of the endotoxin molecule which possessed immunomodulatory activities and to attenuate the toxicity of this molecule without destroying its beneficial biological properties. The result was a chemical entity referred to as monophosphoryl lipid A, trademarked by the Company as MPL immunostimulant. In addition to attenuating toxicity of the endotoxin molecule, the Company's scientists have extracted biologically active components from the cell walls of MYCOBACTERIUM BOVIS or PHLEI and have formulated combinations of these components as potential immunomodulatory agents.

Knowledge of the structures of MPL and other immunomodulators now makes it possible to prepare these compounds and closely related derivatives by synthetic methods. Comparison of the biological activities of these synthetic derivatives with their structures is allowing a detailed picture of the relationships of structures to activities to be developed. This may lead to the identification of derivatives that may have unique uses as new immunomodulatory products.

The core of the Company's product development is the use of MPL immunostimulant by itself or in combination with other immunomodulators and appropriate delivery vehicles to modify selectively the immunological status of an individual. This is accomplished primarily through precise enhancement or suppression of cellular hormones called cytokines.

Modulation of the cascade of cytokines, both suppression and enhancement, is an extremely complicated process. The particular roles played by the cytokines, alone and in combination with others, have not yet been defined completely. Furthermore, it is unlikely that it will ever be possible to assess the immune status of a patient to such an extent that treatment with exogenous cytokines can be tailored to the patient's exact needs. Poor distribution of cytokines from the blood stream to desired target tissues also limits their utility as drug products. By studying the structure-function relationships of natural and synthetic immunomodulators, Company scientists hope to discover ways to selectively stimulate and suppress cytokine responses in various tissues naturally. Information from these studies may provide new insights about how the beneficial effects of cytokine modulation can be exploited in the treatment of disease.

The Company's products are in various stages of development. Other than certain veterinary vaccine adjuvants and certain laboratory research products which presently generate limited sales revenue, the Company has no commercial products. There is no assurance that the products under development, including MELACINE melanoma theraccine, MPL-C immunostimulant, or any adjuvants, vaccines or other immunological agents will yield successful results. While there is evidence that the biological response modifiers produced by the Company and others may provide treatment for certain cancers, infectious or other diseases, the workings of the immune system, particularly in conjunction with biological response modifiers, are not yet fully understood. As a result, the Company's research and development activities, as well as those of its competitors, are based on theories and concepts which may not have been completely proven or defined. The Company has been testing certain of its compounds on humans in the United States pursuant to Investigational New Drug ("IND") applications filed with the United States Food and Drug Administration ("FDA"). To date limited data indicate product activity, and there have been no significant unexpected, untoward effects associated with the administration of the Company's products. However, considerable additional testing in human subjects is required to demonstrate efficacy and confirm product safety. If results are successful, there is no assurance that the Company will receive the necessary governmental approvals for its products, that additional satisfactory collaborative or licensing arrangements will be available to the Company, or that any of the Company's products will be accepted by the medical community.

                               THE COMPANY'S PRODUCTS

In the United States, human biopharmaceutical products are regulated by the FDA. The FDA requires every new drug intended for human use to be tested under strictly regulated treatment protocols, all of which require substantial time and cost. (See below "Government Regulation - FDA Approvals.")

The table on the following page summarizes the current status of the Company's product development programs, which are discussed in more detail beginning on page 5. Results which have been reported in Phase I and Phase II trials involving the Company's products do not establish product efficacy, and there can be no assurance that any of the listed products will progress beyond their current state of development or ultimately receive necessary regulatory approval from the FDA or comparable agencies in foreign countries or be accepted by the medical community.

Product     Proposed Application    Status             Collaborator/License
-------     --------------------    ------             --------------------

Adjuvants   Enhancement of          Phase I/II/III     SmithKline Beecham -
            infectious disease      (herpes            exclusive rights for
            vaccines                simplex I/II,      herpes; hepatitis A, B
                                    hepatitis B,       and C; influenza A and B;
                                    influenza,         Lyme disease; malaria;
                                    malaria,           among others - co-
                                    genital warts,     exclusive rights for DPT;
                                    AIDS)              HAEMOPHILUS INFLUENZA b;
                                                       otitis media; polio;
                                                       among others - non-
                                                       exclusive rights for AIDS

                                                       Lederle-Praxis
                                                       Biologicals - co-
                                                       exclusive rights for DPT;
                                                       HAEMOPHILUS INFLUENZA b;
                                                       otitis media; polio;
                                                       among others

                                                       Cantab Pharmaceuticals
                                                       Research, Ltd. - option
                                                       for co-exclusive rights
                                                       for genital warts

Adjuvants   Enhancement of          Preclinical        SmithKline Beecham -
            cancer vaccines                            nonexclusive rights for
                                                       cancer vaccines

MELACINE    Stage IV (advanced)     Phase III          Biomira, Inc. (exclusive
melanoma    malignant melanoma                         rights for Canada only)
theraccine
            Stage II (early         Phase III
            stage) malignant
            melanoma (prevention
            of recurrence after
            surgery)

MELACINE    Stage IV (advanced)     Phase III          Schering-Plough
melanoma    malignant melanoma                         Corporation -
theraccine                                             collaboration
+ inter-
feron-alfa
2b

MPL -C      Prevention of           Phase II           None (1)
            Ischemia-reperfusion
            injury in coronary
            artery bypass graft
            patients

DETOX       Enhancement of          Phase I/II and     Biomira (non-exclusive to
            therapeutic vaccines    preclinical        specific antigens)
            (theraccine) for
            breast, lung                               Jenner Technologies and
            gastrointestinal,                          National Cancer Institute
            ovarian, uterine,                          - collaborations
            colon and prostate
            cancers

---------------------
(1)  See "Marketing"

Infectious Disease Vaccines
---------------------------

The Company's immunostimulant technology appears to have beneficial application in the creation of vaccines for the prevention of viral and bacterial infections. The Company believes that current emphasis on preventative health care, the recent resurgence of certain previously controlled infectious diseases and the continued emergence of new diseases, such as AIDS and Lyme disease, will lead to greater use of prophylactic vaccines. The immunostimulating characteristics of MPL make it well suited for use as an adjuvant with various specific antigens for the creation of vaccines. Alum, the adjuvant historically used in vaccines, is proving to be inadequate for many new vaccine antigens, particularly those created with advanced DNA and subunit technology.

In May 1991, the Company licensed its adjuvants to SmithKline Beecham ("SB") on an exclusive, worldwide basis for use in defined SB vaccines. This first license agreement for a number of primarily adult vaccines provides for transfer payments to the Company for supplies of adjuvant and royalties upon commercialization. SB is conducting human clinical testing with the Company's adjuvants for vaccines against herpes, hepatitis B, malaria and influenza. During 1995 SB continued to advance the development of several vaccines covered by this agreement including a clinical trial designed to test the efficacy of a novel herpes vaccine in a 600-patient study using a selected consort design. In the trial one partner in a couple has herpes and other does not. Data from this study may be available in 1997.

A second license agreement with SB was signed in December 1992 for a group of bacterial infectious disease vaccines, including some pediatric vaccines. Under this agreement SB is actively evaluating a new generation of combination vaccines containing diphtheria, pertussis, tetanus, HAEMOPHILUS INFLUENZA b (meningitis) and polio antigens and is in early research with several other bacterial vaccines which use the Company's adjuvants. Pursuant to this second license agreement, the Company granted to SB a co-exclusive, worldwide license to use the Company's adjuvants commercially upon regulatory approval.
In addition to an annual license fee, the Company receives transfer payments for supplies of the adjuvants and will be entitled to royalties from SB upon commercial sale of the vaccines.

Effective April 1993, the Company entered into license and supply agreements with Lederle-Praxis Biologicals ("LP"), a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corp., for the co-exclusive use of the Company's adjuvants in the development of prophylactic vaccines, including pertussis, HAEMOPHILUS INFLUENZA b and STREPTOCOCCUS PNEUMONIAE and for supply by the Company of commercial quantities of adjuvants. The agreements with LP provide for an annual license fee, transfer payments for supplies of adjuvants and for royalty payments upon commercial sale of vaccines. In 1995 LP announced that it had completed necessary preclinical research and plans to initiate Phase I/II clinical testing in 1996 of at least one vaccine incorporating the Company's adjuvants.

In 1995 the Company signed an option agreement with Cantab Pharmaceuticals Research, Ltd. covering the use of MPL immunostimulant as an adjuvant for inclusion in a therapeutic vaccine against genital warts. Under the agreement, the Company granted Cantab a one-year option for a co-exclusive worldwide license to use MPL immunostimulant commercially upon regulatory approval of Cantab's genital warts vaccine. Cantab is evaluating and developing recombinant human papillomavirus ("HPV") proteins for a vaccine with potential prophylactic and therapeutic application. The Company received a fee for the initial one-year option period. Cantab may extend the option for up to two additional one-year periods upon additional payments. If Cantab exercises its option for the license and supply agreement, the Company will receive an annual license fee until commercialization, at which point the license fee will be replaced by minimum annual royalties, transfer payments for commercial quantities of MPL and royalties on any commercial sales of approved genital warts vaccines incorporating MPL immunostimulant.

The Company's strategy in the area of AIDS vaccines is to grant licenses on a nonexclusive basis. Additional preclinical and clinical data indicating the ability of the Company's adjuvants to stimulate important cellular immune responses to infectious disease vaccines were presented in late 1995. Researchers from the Walter Reed Army Institute of Research presented favorable animal data from an experimental AIDS vaccine incorporating a Company adjuvant. The AIDS vaccine is being formulated for primate testing, which could lead to human clinical testing.

Cancer Theraccines
------------------

     A.  MELACINE Melanoma Theraccine

Melanoma is a cancer of the skin cells that produce the dark pigment melanin. While early stage melanoma is limited to the skin, it spreads to the liver, lungs and other organs in later stages. Prognosis is dire for patients with advanced disease. Median survival for advanced-disease patients is 12 months using currently available chemotherapy. It was estimated that in 1994, melanoma was diagnosed in approximately 32,000 people in the United States, with an estimated 6,900 deaths due to the disease. Over the past 13 years the incidence of malignant melanoma in the United States has risen by 60% and is currently rising at a faster rate than any other cancer. Increased exposure to ultraviolet rays may be an important factor contributing to the increase in new cases of melanoma.

The Company is developing MELACINE, a therapeutic vaccine to treat melanoma. MELACINE uses tumor-associated antigens and DETOX immunostimulant to help the melanoma patient slow or stop the natural progression of the disease. During 1995 the Company completed a meta-analysis of published survival data for patients with disseminated melanoma who received various available therapies. The results of this meta-analysis were then compared with the median survival for a similar cohort of patients treated with MELACINE melanoma theraccine. A highly significant difference in median survival was observed with 11 months for evaluable MELACINE patients compared to 7.8 months for the other evaluable therapies included in the meta-analysis. Survival data for late-stage patients treated with MELACINE had been determined in an interim analysis, reported in mid-1994, of the first MELACINE Phase III study, which compared MELACINE therapy with an aggressive, experimental four-drug chemotherapy regimen. This interim analysis found no statistically significant survival advantage between MELACINE and the four-drug chemotherapy regimen, known also as the Dartmouth Protocol. However, the study found that during the treatment period, patients receiving MELACINE experienced significantly better quality of life compared to patients receiving chemotherapy. The meta-analysis, a recognized statistical method for combining results of several independent studies of a particular subject, reviewed the survival characteristics of 1,731 patients with disseminated melanoma from 26 published clinical studies by leading melanoma researchers of various available therapies, including chemotherapy, interferon, interleukin-2, lymphokine-activated killer cells and other melanoma vaccines. The only drugs approved by the FDA for melanoma are dacarbazine ("DTIC"), which has only limited effectiveness, and interferon alfa-2b ("INTRON A", Schering-Plough Corporation), which was only recently approved for post-operative therapy in patients whose tumors can be surgically removed. Final data collection for this first Phase III study of MELACINE is scheduled for mid-1996, followed by a planned review of the definitive survival statistics with the appropriate regulatory agencies.

A second ongoing clinical trial, which is sponsored by the National Cancer Institute ("NCI") and being conducted by the Southwest Oncology Group ("SWOG"), is designed to determine the ability of MELACINE to prevent recurrence of melanoma in Stage II (early stage) patients. These patients have had melanoma lesions surgically removed. In this study, MELACINE is being given to half of the patients, and they are being compared to the other half of the patients in the study who do not receive treatment but are only observed. Complete patient accrual in this study is now expected in 1996 rather than in 1995 as the Company agreed to expand the number of patients in the trial. The patient groups will be followed for two years, with final data expected in 1998.

The FDA in 1995 allowed the Company to begin a third Phase III clinical trial. This study compares patients with Stage IV (disseminated) melanoma receiving the combined therapy of MELACINE and INTRON A (a brand of interferon alfa-2b) with a control arm of patients receiving only INTRON A. In an early pilot study, researchers suggested there may be synergy between the two drugs as indicated by a 44% overall clinical response rate (tumor regression) and extended survival in the responding melanoma patients in comparison to non-responders. The 44% response rate (8 of 18 patients) was higher than that obtained with either agent alone. Malcolm S. Mitchell, M.D., at the University of California-San Diego, has been a principal investigator in the development of MELACINE. Dr. Mitchell published results from a study of treatment with MELACINE followed by interferon alfa-2b in the first quarter of 1994. He reported that all patients in the trial who responded to interferon alfa-2b had previously had an increase in a certain type of white blood cells as a result of previous immunotherapy with MELACINE.

In 1992, the Company licensed to Biomira, Inc. ("Biomira") of Edmonton, Alberta, Canada, exclusive Canadian marketing rights to MELACINE. Biomira is responsible for conducting clinical trials and obtaining regulatory approval in Canada. In addition to license fees, the Company will receive transfer payments for supplies of MELACINE and will be entitled to royalties upon commercial sale of MELACINE in Canada.

MELACINE was given Orphan Drug status by the FDA in 1989, which provides seven years of marketing exclusivity from the date of marketing approval.

The Company has exclusive marketing rights for MELACINE through an agreement with the University of Southern California where the melanoma tumor associated antigens were developed through the work of Dr. Mitchell. The University is entitled to royalty payments from the Company upon commercial sale of MELACINE theraccine.

     B.  Other Theraccines

In addition to MELACINE, the Company has sponsored research programs and has established relationships to evaluate therapies that incorporate the Company's immunostimulants with tumor-associated antigens for the treatment of other types of cancers. In April 1990, the Company entered into a collaboration with Biomira. Biomira produces synthetic carbohydrate antigens which can be combined with the Company's adjuvants to produce theraccines with potential application against breast, lung, gastrointestinal, ovarian and uterine cancers. Human clinical data have been published which demonstrate that the Company's DETOX-B adjuvant plays a key role in generating a significant immune response with Biomira's line of THERATOPE cancer theraccines. Biomira has licensed DETOX-B adjuvant from the Company for the clinical development and potential commercialization of THERATOPE theraccines. In 1995 Biomira published a report indicating that patients with late-stage breast, colorectal and ovarian cancers experienced survival as good as or possibly better than that achieved historically with chemotherapy and without the toxicity of chemotherapy.
Biomira also expanded its use of DETOX-B to a new cancer vaccine under development incorporating an important cancer peptide antigen (MUC-1).

During 1995 the Company completed a license and supply agreement with SB covering the use of the Company's adjuvants in cancer theraccines under development by SB. Under the license/supply agreement, the Company has granted SB a non-exclusive, worldwide license to use its adjuvants commercially upon regulatory approval of SB's cancer vaccines. The Company will receive an annual license fee and milestone payments for each SB vaccine incorporating the Company's adjuvants that is submitted for regulatory review and subsequent milestone payments upon regulatory approval of each vaccine incorporating a Company adjuvant. In addition to transfer payments for commercial quantities of adjuvant, the Company will also receive royalties on any commercial sales of approved vaccines incorporating its adjuvants.

Also in 1995 Jenner Technologies, a collaborative partner, began a Phase I/II human clinical trial of a genetically engineered prostate cancer vaccine incorporating a Company adjuvant.

MPL Immunostimulant
-------------------

Throughout evolution, the human body has developed remarkably sophisticated systems to protect itself from damage. Such damage can arise from external challenges such as infections or the introduction of toxins, as well as internal dysfunctions such as ischemia with its attendant tissue damage. As long as the immunological and inflammatory responses remain controlled as to location and intensity, they provide the response by which the human host may contain or eliminate the cause or extent of the insult and repair the damage that has been done. If the inflammatory response becomes generalized systemically and its intensity outstrips the body's inherent control capabilities, it becomes a self-destructive process. Even with the most advanced current medical intervention, once this cascade is in progress it can result in widespread tissue damage with attendant organ dysfunction and even death.

The lipid A subunit of endotoxin, a component of gram-negative bacteria, is responsible for its toxicity. Endotoxin stimulates a wide range of cellular actions among such diverse cell populations as macrophages, neutrophils and reticuloendothelial cells. When exposed to endotoxin these cells release many substances, including tumor necrosis factor ("TNF"), colony stimulating factors ("CSFs"), interferons ("IFNs") and interleukins ("ILs"). While these cytokines are an integral part of the host response to infection, their unchecked production can contribute to the development of septic shock and death.

Although endotoxin and lipid A have toxic properties, they also have many beneficial effects, including the promotion of resistance to infection and the induction of endotoxin tolerance. Unfortunately, many of their beneficial actions occur at concentrations where toxic effects are also prominent, limiting their clinical usefulness.

The Company has focused on the development of a compound that produces the beneficial effects of endotoxin while attenuating its harmful properties. MPL appears to modulate immunological response, thereby having possible application for the prevention or reduction of life-threatening infections and ischemia-reperfusion injury.

MPL, when given prophylactically, can suppress the body's response to a subsequent insult in a manner which allows normal damage control and repair to proceed, while making uncontrolled, deleterious responses much less likely. While the precise mechanism by which this activity is mediated is still being defined, MPL appears to diminish the intensity of the cellular responses to challenges, including the release of cytokines such as TNF and IL-8, and lessen the intracellular production of potentially dangerous products such as oxygen free radicals.

     A.  MPL-C for Treatment of Reperfusion Injury

Ischemia-reperfusion injury is the damage that can occur in tissue when blood flow is restored after such events as cardiovascular surgery, angioplasty or organ transplantation. Paradoxically, restoring blood flow to ischemic tissue may induce a complex series of events leading to both reversible and irreversible cardiac tissue damage beyond any damage that may have occurred during the ischemic period. It is believed that a significant factor in reperfusion injury is the generation of "free radical" molecules, which attack and damage cardiac tissue. Such damage may reduce cardiac function, and/or cause cardiac cell death.

MPL-C immunostimulant has potential to be used prophylactically to address ischemia-reperfusion injury which can result from a number of cardiovascular surgical procedures. Each year in the United States more than 400,000 cardiovascular surgeries require stopping the heart, which can result in cardiac injury. More than 350,000 angioplasty procedures, which first reduce and then restore blood flow to the heart, are performed each year in the United States. Surgical procedures requiring cardiopulmonary bypass have been implicated to result in complications such as myocardial stunning and infarction, with clinically significant morbidity and mortality in the acute perioperative and postoperative period. A significant number of these patients are potentially at elevated risk for experiencing adverse long-term effects, including congestive heart failure.

The results of preclinical testing in four different animal species have shown that prophylactic administration of MPL-C immunostimulant significantly reduces the amount of irreversible tissue damage (necrosis) that generally occurs following re-establishment of blood flow to myocardial tissue, thereby helping to preserve or restore heart function. Preclinical data indicate that administration of MPL-C prior to cardiac ischemia and reperfusion reduces cardiac infarct size (area of irreversible tissue damage) 50% to 70% compared to a control group. One of these studies also found that MPL-C reduces infiltration by neutrophils into the border regions of the infarct area. Neutrophils are a type of white blood cell implicated in tissue damage following reperfusion.

In an animal model of repeated episodes of transient ischemia followed by reperfusion, prophylactic treatment with MPL-C immunostimulant allowed 60% to 80% recovery of cardiac function at two hours of reperfusion compared to approximately 25% recovery in the control group.

It is well established in animal models that a phenomenon termed "preconditioning" can protect heart tissue from ischemia-reperfusion injury. Short periods of ischemia followed by reperfusion can protect a heart which is subsequently subjected to prolonged ischemia (as in surgical procedures). Most physicians do not consider it desirable to mechanically induce short periods of ischemia in patients prior to a surgical procedure to precondition the heart. The Company has experimental evidence that MPL-C can preserve or enhance concentration of an important energy source in ischemic rabbit heart tissue and reduce degradation of adenosine (an endogenous protective molecule) to various metabolites in a fashion similar to that reported for ischemic preconditioning. Two distinct forms of preconditioning are now recognized: a short-lived form, which occurs within minutes of transient ischemia or treatment with agents, such as adenosine, and lasts one to two hours, and a long-lived form, which reappears a number of hours following dissipation of the initial transient preconditioned state. The Company believes that a longer-lived preconditioning may be induced by the pre-surgical administration of MPL-C and that this form of preconditioning may offer substantial clinical benefit to patients at risk of ischemia-reperfusion injury. In the 68th annual American Heart Association Scientific Meeting in November 1995, data from four animal studies indicated that MPL-C used before planned ischemia protected the heart and significantly reduced cardiac infarct size in animal models. The research was done at the Medical College of Wisconsin, Good Samaritan Hospital Heart Institute and the University of Southern California, and the Hatter Institute, University College Hospital in London, in collaboration with the Company.

During 1995 a Phase II safety/activity clinical trial of MPL-C, which was started in 1993, continued in patients undergoing coronary artery bypass graft
(CABG) surgery who are at risk of ischemia-reperfusion injury. This study, which is randomized, placebo-controlled and double-blinded, is designed to determine the safety profile and activity of a single dose of MPL-C administered prior to CABG surgery. Various dose levels are being studied to determine a safe, active dose for possible further clinical testing.

     B.  MPL-S for Prophylactic Protection Against Septic Shock

Septic shock results from an uncontrolled systemic inflammatory response resulting in diffuse intravascular coagulation, cardiovascular collapse, adult respiratory distress syndrome and multiple organ failure. Antibiotic treatment of infection may not prevent the development of septic shock, since the release of bacterial endotoxin responsible for the systemic inflammatory response will not immediately be affected by antibiotic therapy. The Company opened a Phase II trial in the first quarter of 1994 to measure safety and to give some indication of the extent to which prophylactic administration of MPL-S immunostimulant can prevent inflammatory responses from becoming uncontrolled. However, after further review, the Company decided that cancer vaccine, vaccine adjuvant and cardiac applications offer the best opportunities for continued success. Thus, the development of MPL-S immunostimulant for the prevention of sepsis and septic shock has been discontinued so that the Company may devote its resources to its core businesses. MPL-S is available for licensing by others for this indication.

Research Products
-----------------

The Company currently produces approximately 20 research products. These products, which include adjuvants, are used in various research projects by industrial, academic and government research laboratories and clinics, as well as by physicians and veterinarians in the development of treatments for a variety of diseases and to study the body's immune responses.

The Company also uses some of the research products it produces in its efforts to develop immunotherapeutic agents capable of treating malignant tumors and other diseases.

Contract Services
-----------------

The Company, from time to time, engages in contract services, whereby it conducts specialized projects on behalf of others utilizing the expertise of its research and production teams.

Sources and Availability of Raw Materials
-----------------------------------------

Materials for producing the Company's pharmaceutical products come from a number of sources. The pharmaceutical products are derived from biological organisms, which are grown and maintained within the Company's facilities. Backup supplies of critical organisms, which are not readily available from other sources, are stored in secure locations outside of the Company's facilities. Chemicals and agents used in the manufacturing process are fairly common and are readily available from several different vendors.

                                     COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's products under development are expected to address a broad range of markets. The Company's competition will be determined in part by the potential indications for which the Company's products are developed and ultimately approved by regulatory authorities. The first pharmaceutical product to reach the market in a therapeutic or preventive area is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which the Company or its corporate partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market are expected to be important competitive factors. The Company's competitive position will also depend on, among other things, its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, develop and implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources. The Company expects its products, if approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, value and patent position. In addition to potential competition from other biopharmaceutical products, the products presently under development by the Company may compete with nonbiologic drugs and other therapies. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company.

The Company is aware that research is being conducted by others in areas in which the Company is seeking to establish commercial products. The Company's competitors might offer products which, by reason of price or efficacy, may be superior to any products that may be developed by the Company. There can be no assurance that the discoveries of and products introduced by others will not render the Company's current or future products obsolete, or that the Company will otherwise be able to effectively compete with such competitors.

                                      MARKETING

The Company's revenues were derived from the following sources:

                                        1995          1994          1993
                                     ----------    ----------    ----------
                                                 (In Thousands)
Sales:
  Research products                  $   543           514           599
  Custom adjuvants and research
    products                             347           396           168
  Veterinary products                     56            88            85
  Other                                    7            10             8
                                      ------        ------        ------
     Total sales                         953         1,008           860

Investment income, net                 1,216         1,460           984
Fees from licenses and
  contracts                            1,848         2,075         1,307
Other                                      6            11            11
                                      ------        ------        ------

     Total revenues                 $  4,023         4,554         3,162
                                      ======        ======        ======

Export sales                        $    294           351           132
                                      ======        ======        ======


The Company plans to license its products to marketing partners for all applications. The Company will conduct clinical trials of MELACINE plus interferon-alfa 2b in the United States and possibly some foreign countries primarily at its expense, and, depending on the results of such trials, intends to grant marketing rights within the United States and those foreign countries in exchange for license fees, transfer payments, royalties and financial contributions toward the cost of obtaining marketing approval. The Company intends to manufacture MELACINE to supply worldwide demand and transfer finished product to its partner or partners. In the areas of vaccine adjuvants and ischemia-reperfusion injury, if clinical trial data are favorable, the Company intends to grant licenses to marketing partners in exchange for license fees, transfer payments and royalties on commercial sales, or a combination thereof. For these applications, the Company would manufacture its products as bulk intermediates for transfer to marketing partners for finishing. The Company plans to remain involved in clinical trials of MPL for ischemia-reperfusion injury, but does not expect to be involved in clinical trials of infectious disease vaccines. The Company is currently conducting a Phase II dose escalation human clinical trial with MPL-C in the prevention of heart damage associated with open-heart surgery. This study, along with another Phase II study planned for 1996, which is intended to show indications of activity, may demonstrate safety and proof of concept. During 1996, the Company will seek corporate partners to assist in the final stages of development and to share the substantial financial risk of final development.

In the United States the Company markets its research products through direct mail, scientific journal and trade show advertising and markets them worldwide, generally to nonexclusive distributors. RIBIGEN, a United States Department of Agriculture ("USDA") licensed veterinary anti-cancer agent, has been marketed by the Company to a nonexclusive distributor network. Export sales, consisting mainly of research products and veterinary products, were shipped primarily to Europe, Japan and Canada.

Under USDA regulations it is possible for a company that does not have a USDA license to manufacture certain components of veterinary products and ship them to a USDA-licensed animal health company for completion and distribution (split manufacturing). Approximately 14%, 5% and 10% of the Company's total sales in 1993, 1994, and 1995, respectively, were from sales of one custom adjuvant to one customer under such an agreement.

Toward the end of 1994, the Company made a decision to manufacture only health care products for humans in its manufacturing facility. All remaining inventories of RIBIGEN were sold in 1995. In view of the decision to discontinue the manufacture of RIBIGEN, the Company did not renew its USDA license when it expired in 1995. The Company continues to produce a veterinary adjuvant in appropriate conditions within its research facility for the split manufacturing agreement discussed in the preceding paragraph. The loss of RIBIGEN sales revenues will not have a material impact on the Company's net loss.

There can be no assurance that the Company will be successful in any of its proposed marketing efforts.

                              RESEARCH AND DEVELOPMENT

With the exception of the cell lines for the MELACINE melanoma theraccine antigens which have been licensed from the University of Southern California for a royalty fee from commercial sales of MELACINE, the primary source of new product candidates is internal research. Costs and expenses for research and development activities were $3,730,000 in 1993, $4,993,000 in 1994 and $5,530,000 in 1995.

                                GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the research, preclinical development, clinical trials, production and marketing of the Company's human biopharmaceutical products.

FDA Approvals
-------------

In order to produce and market human biopharmaceuticals, the Company must satisfy mandatory procedures and meet safety and efficacy standards established by the FDA and equivalent foreign regulatory authorities. The process of seeking and obtaining FDA approval for the manufacturing and marketing of a new human biopharmaceutical product may require a number of years and substantial funding. The steps required before a human biopharmaceutical can be produced and marketed include preclinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and approval of a Product License Application ("PLA"), and in some cases, approval of an Establishment License Application ("ELA").

Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on a product's activity and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before allowance can be obtained to begin testing in humans. Protocols for the human trials, outlines for production of the materials and statements describing the testing facilities are also included in the IND.

The clinical testing program required for a new biopharmaceutical product principally involves three phases. However, in conducting actual clinical trials, the demarcation between phases at times becomes indistinct. Phase I studies are conducted on human volunteers or in healthy patients to determine the maximum tolerated dose and to discover the possible side effects of the substance. Phase II studies are conducted on groups of patients having a specific disease in order to determine the most effective doses and schedules of administration. Phase III involves wide-scale studies that are adequately controlled in order to provide statistically valid data on response rates which can be compared with currently available drugs or biologics.

In the United States, data from Phase I, II and III trials are submitted in a PLA to the FDA. The PLA involves considerable data collection, verification and analysis. It also includes the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. PLA approval by the FDA is necessary before the product may be marketed in the United States.

During the PLA review period, in addition to consideration of the safety and efficacy data, the FDA also determines what labeling it will require and permit for marketing of the product. The agency may also require postmarketing testing and surveillance for possible adverse reactions as a condition of its approval.

The Company obtained Orphan Drug designation for MELACINE in 1989, and if appropriate may request Orphan Drug designation for other products. Under the Orphan Drug Act, the FDA may grant Orphan Drug status to drugs intended to treat a "rare disease or condition," which is a disease or condition that affects less than 200,000 individuals in the United States or more than 200,000 persons in the United States if there is no reasonable expectation that sales will be sufficient to recover the costs of developing and making available the drug. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits, where applicable. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug (or biologic) and indication; however, only the sponsor of the first approved New Drug Application ("NDA") or PLA for a given drug (or biologic) for its use in treating a given rare disease may receive marketing exclusivity. There is no assurance that any additional products of the Company will receive Orphan Drug status. While it may be advantageous to obtain Orphan Drug status of eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status or the current level of economic benefits and incentives will remain in effect in the future.

Governmental Reforms
--------------------

In the past few years health care reform has received considerable attention. While it appears that federal governmental intervention is not imminent at this time, certain reform measures currently being considered by various state governments and certain related market restructuring could adversely affect the pricing of therapeutic or prophylactic products or the amount of reimbursement available. Such events could have an adverse impact on the profitability of companies developing, manufacturing or marketing pharmaceutical products. The Company cannot predict the extent of possible future governmental reforms or the effect such reforms or other measures may have on its business.

Other Governmental Regulations
------------------------------

In addition to the foregoing, the Company is and will be subject to various regulations relating to the maintenance of safe working conditions, good laboratory and manufacturing practices and the use and disposal of harmful or potentially harmful substances.

There can be no assurance that any required approvals will be granted on a timely basis, if at all, or that such approvals, once granted, will not be withdrawn. Furthermore, there is no assurance that additional regulation will not be imposed on the Company's activities or products in the future.

                         PATENTS AND PROPRIETARY PROTECTION

The Company has obtained and applied for patents in the United States and several foreign countries. The Company has 21 issued United States patents with expiration dates ranging from 2001 to 2011. There is no assurance that patents applied for by the Company will be obtained, and there can be no assurance that the claims embodied in existing patents to which the Company has rights will not be challenged. The issuance of a patent to the Company or to a licensor of the Company is not conclusive as to validity or as to the enforceable scope of claims therein. The validity and enforceability of a patent can be challenged by a request for re-examination or litigation after its issuance and, if the outcome of such litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent.

There can be no assurance that additional patents will be obtained by the Company in the United States or in other jurisdictions, or that any patents will provide substantial protection, or be of commercial benefit to the Company. The cost of enforcing the Company's patent rights in lawsuits which the Company may bring against infringers or which may be brought challenging the Company's patents may be high and could interfere with the Company's operations. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products and processes. Moreover, the degree of protection afforded by foreign patents may be different from that in the United States. On an ongoing basis, the Company reviews its patent portfolio and has abandoned and may in the future abandon patents or patent applications for reasons including limited protection, lack of commercial importance and limited enforceability, among other considerations.

Although the Company attempts to protect its products and processes by seeking patent protection when deemed appropriate, it also relies upon trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. Product development contracts and relationships between the Company, its consultants and other pharmaceutical companies may provide access to the Company's know-how. The Company requires such parties to execute confidentiality agreements. Insofar as the Company relies on confidentiality arrangements, there can be no assurance that others may not independently develop similar technology or that secrecy will not be breached.

All employees are required to sign a confidential information agreement that contains terms assigning patent rights to the Company as well as obligations not to use or disclose any such information during and for a period of two years following termination of their employment.

The Company maintains an active trademark protection program in the United States and in those foreign countries where it expects to market its products. RIBIGEN veterinary anticancer agent, MELACINE melanoma theraccine, MPL immunostimulant and the Company's logo are registered trademarks in the United States. RIBIGEN is a registered trademark in several foreign countries. INTRON-A is a registered trademark of Schering-Plough Corporation and THERATOPE is a registered trademark of Biomira, Inc. In this document, registered trademarks are designated with capital letters.

                                      EMPLOYEES

As of December 31, 1995, the Company had 88 full-time and 3 part-time employees. The Company also uses outside consultants and collaborators to support and complement the activities of its scientific staff. The Company utilizes such persons to aid in specific research and development projects, rather than to act as a general scientific advisory board.

Item 2.   PROPERTIES

The Company's facilities are located near Hamilton, Montana, on a 35-acre complex owned by the Company. The Company's buildings contain approximately 60,000 square feet of laboratory, commercial scale manufacturing, animal production, marketing and administrative facilities. The manufacturing facility has been built to FDA standards for Good Manufacturing Practices. The Company believes that its present facility will meet its manufacturing and other requirements for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality {"DEQ"}) in March 1991 that they had been identified as potentially responsible parties ("PRPs") for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company, seeking reimbursement of costs associated with its oversight activities. Additionally, two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. As of December 31, 1995, the Company has a reserve of $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits.
At least some costs related to the civil suits have been or are expected to be covered by insurance. However, the Company is unable to determine its potential liability with respect to the Landfill at this time. (See Note 8 of Notes to Financial Statements for a more complete discussion of these proceedings.)

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of the Company. All executive officers are serving a current term of office which continues until the next Annual Meeting of Directors, which is expected to be held on or about April 24, 1996.

Name                           Age   Position and Period Served
----                           ---   --------------------------

Robert E. Ivy                  62    President, Chief Executive Officer and
                                     director of the Company since 1987;
                                     Chairman of the Board of Directors
                                     since 1989; director and Chairman of
                                     the Finance Committee of St. Patrick
                                     Hospital, Missoula, Montana, since
                                     1991; director of The International
                                     Heart Institute of Montana since 1995;
                                     member of the Advisory Council to the
                                     President, Montana State University
                                     ("MSU"), since 1993; member of the
                                     Advisory Board for the Center for
                                     Economic Renewal and Technology
                                     Transfer, MSU, since 1994.

John L. Cantrell, Ph.D.        57    Executive Vice President and director
                                     of the Company since 1981.

Lonnie L. Bookbinder           49    Vice President-Director of Corporate
                                     Development of the Company since 1994;
                                     Vice President, Corporate Development
                                     of Nycomed-Salutar, Inc., a multi-
                                     national medical company, from 1992 to
                                     1994; director, IN VIVO Products and
                                     Corporate Development of Immunomedics,
                                     Inc., an antibody based diagnostic
                                     imaging and therapeutic company, from
                                     1990 to 1992.

Vern D. Child, C.P.A.          51    Vice President-Finance of the Company
                                     since 1988; Treasurer since 1986;
                                     Assistant Secretary since 1989.

Gary T. Elliott, Pharm.D.,     39    Vice President-Pharmaceutical
Ph.D.                                Development of the Company since 1994;
                                     Director of Pharmaceutical Sciences
                                     from 1992 to 1994; Head Immunochemist
                                     from 1988 to 1992.

Ronald H. Kullick, R.Ph., J.D. 53    Vice President-Legal Counsel and
                                     Secretary of the Company since 1989.




Name                           Age   Position and Period Served
----                           ---   --------------------------

Charles E. Richardson, Ph.D.   44    Vice President-Pharmaceutical
                                     Discovery of the Company since 1994;
                                     Director of Production, Engineering
                                     and Technical Services from 1989 to
                                     1994.

Kenneth B. Von Eschen,         47    Vice President-Clinical Regulatory
Ph.D.                                Affairs of the Company since 1994;
                                     Director of Clinical and Regulatory
                                     Affairs form 1992 to 1994; Manager of
                                     Clinical and Regulatory Affairs from
                                     1988 to 1992.


                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: RIBI. The high and low sales prices shown below were compiled from the monthly Summary of Activity reports provided by The Nasdaq Stock Market. The prices represent interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 4, 1996, the Company had approximately 1,710 stockholders of record.

                                  1995                         1994
                                  ----                         ----
                            High         Low             High         Low
                            ----         ---             ----         ----
First quarter             $ 4.63        3.38            11.13        7.63
Second quarter              4.75        3.38             9.13        6.63
Third quarter               6.25        3.75             5.38        3.38
Fourth quarter              6.50        3.88             4.88        3.75


The Company has not declared any cash dividends with respect to its common stock. The Company does not intend to declare or pay any cash dividends on its common stock, and there can be no assurance that the Company will ever declare or pay cash dividends on its common stock.

Item 6.   SELECTED FINANCIAL DATA

The selected financial information below should be read in conjunction with the Company's historical financial statements and notes. Such information may not be indicative of the Company's future financial condition or results of operations.


                             1995       1994      1993       1992       1991
                             ----       ----      ----       ----       ----
                                  (In Thousands Except per Share Data)

Year Ended December 31,
----------------------
Sales & other revenues     $  959      1,019       871      1,118        888

Licenses and contracts      1,848      2,075     1,307        135         60

Investment income, net      1,216      1,460       984        863        438

Net loss                   (5,317)    (3,790)   (3,684)    (3,603)    (3,217)

Net loss per common
  share                      (.28)      (.20)     (.25)      (.27)      (.31)

Dividends per common
  share                         -          -         -          -          -

Average number of
  shares outstanding       18,877     18,657    14,658     13,250     10,274

Research & development
  expenses                  5,530      4,993     3,730      2,993      2,367

December 31,
-----------

Cash, cash equivalents
  & investments            19,824     25,967    29,140     17,806     10,427

Total assets               33,911     38,824    35,468     23,368     15,279

Long-term debt                  -          -         -          -          -

Stockholders' equity       32,427     37,338    34,557     22,790     14,866


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       GENERAL

Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At December 31, 1995, the Company's accumulated deficit was approximately $30,047,000.

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

The Company is not able to estimate with certainty the amount of cash and working capital which may be needed for operations. Such requirements typically vary depending upon the results of basic research and clinical trials, the time and expense required for governmental approval of products, and competitive and technical developments, most of which are beyond management's control. There is no assurance that the Company will be able to obtain the necessary funding in sufficient amounts or at the appropriate time for its planned activities. In the event the Company may require additional funding and is not successful in obtaining additional funding, it might not be able to proceed as rapidly as it would like, if at all, with the development and commercialization of its products, which would have a material adverse effect on its future financial condition and results of operations.

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations. Those statements are identified as "Looking Forward." In addition to the risks and uncertainties discussed with each forward-looking statement, there are a number of other factors that could cause actual results to differ materially from projected results, including but not limited to the following: results of the Company's research, results of other companies' research who are using the Company's products, competition from other companies, changes in government regulation, including price controls for newly developed drugs, and risk factors listed from time-to-time in the Company's SEC reports, including but not limited to this report on Form 10-K for the year ended December 31, 1995.

                                RESULTS OF OPERATIONS

Revenues
--------

To date, the Company has received only limited revenues from commercial sales and sales of clinical supplies. The balance of the Company's revenues has been from contracts and licenses and investment income earned on cash balances and investments. The Company anticipates that its revenues from operations, which increased from approximately $3,162,000 in 1993 to approximately $4,554,000 in 1994 and decreased to approximately $4,023,000 in 1995, will continue to be limited for at least the next few years.

Fees from licenses and contracts increased from $1,307,000 in 1993 to $2,075,000 in 1994 and decreased to $1,848,000 in 1995. In 1993 the Company received a payment from Lederle-Praxis Biologicals ("LPB"), a division of American Cyanamid Company (now a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation), upon signing a binding letter-of-intent to negotiate for a product license agreement. The non-refundable portion of the LPB payment was recognized as revenue in 1993 and the remainder was deferred until the license agreement was signed in 1994, retroactive to 1993. The LPB agreement provides for annual license fees and, when products are marketed commercially, revenues based on transfer prices and royalties. Late in 1995, the Company signed a third license and supply agreement with SmithKline Beecham ("SB"). This agreement is for the nonexclusive use of the Company's adjuvants in cancer vaccines under development by SB. The Company will receive an annual license fee and certain milestone payments, as well as transfer payments for supplies of adjuvant and royalties on commercial sales of approved cancer vaccines incorporating its adjuvants. Additionally, late in 1995 Cantab Pharmaceuticals Research, Ltd. signed a one-year option agreement for a co-exclusive worldwide license to use MPL immunostimulant commercially upon regulatory approval of Cantab's vaccine being developed for treating and preventing genital warts. Increased revenues from these recent agreements will more than offset revenue from a research contract with SB, which expired at the end of 1995.

Investment income increased from $984,000 in 1993 to $1,460,000 in 1994 and decreased to $1,216,000 in 1995. The changes in investment income have been due primarily to the amount of funds invested during the periods. The average interest rate in the investment portfolio increased from approximately 4.50% at December 31, 1993 to 5.35% at December 31, 1994 and 5.59% at December 31, 1995. Additionally, in 1995 the Company sold investments in certain debt mutual funds for proceeds of $3,592,000, on which it realized an investment loss of $71,000. Approximately $3,033,000 of the proceeds were reinvested in held-to-maturity securities with the intention of increasing future yield and reducing interest rate risk.

Purchases and Production
------------------------

Purchases and production costs increased from $441,000 in 1993 to $751,000 in 1994 and to $775,000 in 1995. Such costs were proportionately higher in 1994 and 1995 than in 1993 compared to sales. The increase in 1994 was caused by two main factors. The Company determined in 1994 to manufacture only health-care products for humans in its manufacturing facility, which resulted in a write-off of certain animal health care inventory components with a cost of nearly $90,000. The Company completed a manufacturing plant expansion in 1994 and has been involved in the scale-up and refinement of some of its manufacturing processes, which resulted in additional costs in 1994 and 1995. Looking forward, the Company expects manufacturing costs to remain relatively high until throughput in its expanded plant, which started producing materials in the third quarter of 1995, increases to nearer plant capacity. Decreases in per-unit manufacturing cost will be dependent upon the Company's ability to acquire labor and raw materials at current or near-current prices and its ability to achieve the anticipated yield of product from the manufacturing process at higher levels of production.

Research and Development
------------------------

The Company incurred research and development expenses of approximately $3,730,000, $4,993,000, and $5,530,000 in 1993, 1994 and 1995, respectively.
The year-to-year increase principally reflects the increasing costs of expanding preclinical and clinical programs for the Company's products under development. These expenses consisted primarily of salaries, contract consulting costs largely related to clinical and preclinical studies, and laboratory supplies. Labor costs decreased from approximately 53% of total research and development costs in 1993 to 49% in 1994 and 47% in 1995. Supply costs increased from approximately 20% of total research and development expenses in 1993 to 23% in 1994 and decreased to approximately 22% in 1995. Contract consulting costs increased from approximately 15% of total research and development expenses in 1993 to 17% in 1994 and 22% in 1995. In addition to preclinical and toxicology studies, the Company completed a Phase I/II trial in early 1993 using MPL-S immunostimulant to prevent or block the effects of septic shock and began a Phase II trial testing MPL-C immunomodulator in preventing cardiac reperfusion injury in late 1993, which ran through 1995.

Patient accrual was completed during 1993 and in 1994 the results were announced from an interim analysis of the data from a Phase III human clinical trial being conducted to compare MELACINE melanoma theraccine with a four-drug regimen of chemotherapy in treating late-stage melanoma. While the quality of life of patients, based on the interim analysis, was superior during treatment, there was no significant statistical advantage in survival benefit of one form of therapy over the other. The Company has continued to evaluate MELACINE in patients with early stage melanoma and, in addition, opened a Phase III clinical trial in late 1995 testing MELACINE administered in conjunction with interferon alfa-2b to treat patients with late-stage melanoma.

Selling, General and Administrative
-----------------------------------

This category of expense remained relatively flat at approximately $2,675,000 and $2,600,000 in 1993 and 1994, respectively, and increased to $3,035,000 in 1995. During this three-year period, labor costs increased from $1,062,000 in 1993 to $1,300,000 in 1994 to $1,636,000 in 1995. Additionally, in 1995
depreciation and amortization increased by $347,000 when compared to the previous year and expenses related to the Bitterroot Valley Sanitary Landfill ("Landfill") increased by $99,000, net of insurance reimbursements. Offsetting these increases were decreases in advertising of research products and an increase in administrative and depreciation costs allocated to manufacturing, reflecting the operation of the new plant in 1995. In 1994 compared to 1993, increased labor costs were offset by a reduction in costs related to the
Landfill and a greater allocation of costs to manufacturing.   During 1994 the
Company offset Landfill expenses with $125,000 in insurance proceeds received from one insurance company, which was in rehabilitation, in a one-time settlement of any claims associated with the Landfill issues. (See Note 8 of
Notes to Financial Statements.)   The Company allocates part of its
administrative and depreciation costs to the cost of manufacturing products for sale and for use in clinical trials. Such costs allocated in each year 1993, 1994 and 1995 were $181,000, $286,000 and $638,000, respectively.

Net Loss
--------

Net loss increased only slightly from approximately $3,684,000 in 1993 to $3,790,000 in 1994 and increased to $5,317,000 in 1995. Net loss per share over the same period was $.25 per share in 1993, $.20 per share in 1994 and $.28 per share in 1995. Late in 1993 and early 1994, 4,487,000 shares were issued in a public offering and from warrant exercises, resulting in a decrease in loss per share in 1994.

Inflation has not had a material impact on the results of operations of the Company.

                           LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from the issuance and sale of equity securities, limited sales of products, interest earned on investments and payments under contract research and license agreements. The financing sources have, to date, enabled the Company to maintain adequate liquidity. Cash, cash equivalents and investments totaled approximately $19,824,000 at December 31, 1995, as compared to approximately $25,967,000 at December 31, 1994.

The principal uses of cash during 1995 were approximately $4,956,000 for operations and approximately $1,475,000 for plant and equipment. The Company used approximately 65% more cash in operations in 1995 than in 1994, reflecting on a cash basis reduced revenues and higher research and product development expenses. Cash was collected in January 1996 under license and option agreements signed in December 1995 which, if collected in December, would have reduced the increase in cash used in operations to approximately 46%. Looking forward, cash requirements for operating activities in 1996 are expected to increase significantly over 1995 levels. While revenues are expected to increase in 1996, expenses are expected to continue to outpace revenue as the Company expands its work in clinical and regulatory areas. Projected cash requirements are dependent upon the Company receiving the revenues that are anticipated and conducting the research, particularly the clinical trials, that is projected. It is possible that sales could be lower, because customers may not order as much material as expected. It is also possible that patient accrual within planned clinical trials will be slower than anticipated or that the results of the trials or other research will not be as expected.

The Company did not raise a significant amount of cash outside of operations during 1995. In 1994 the Company's primary sources of cash were approximately $6,302,000 from the exercise of outstanding warrants and stock options and $578,000 from collections on notes receivable accepted in a 1992 private placement of common stock and warrants. During 1993, the Company raised $14,740,000 from the sale of common stock and the exercise of options and approximately $647,000 from collections on the investor notes receivable. At December 31, 1995, the Company had warrants and options outstanding to acquire shares and warrants which were issued in private placements in 1991 and 1992 at exercise prices ranging from $3.00 to $8.25 per share. All such warrants expire in 1997 if not exercised. In January 1995 the Company decided to extend the expiration date of the warrants which expired in April 1995 to April 1997 and reduce the exercise price from $11.55 per share to $6.00 per share. The change was made to preserve for the Company the opportunity to raise additional capital at a very economical cost if the warrants are exercised. If exercised, the warrants and options in total could provide up to an additional $5,889,000 to the Company. (See Note 6 of Notes to Financial Statements.)

During 1994 the Company constructed and equipped an expanded manufacturing plant with a total cost of approximately $6,652,000, of which approximately $715,000 was paid in 1995. The Company has been testing and validating the plant and it began producing materials in the third quarter of 1995. The Company believes that this expansion will enable it to meet its anticipated manufacturing and other facility requirements for the foreseeable future.

The Company will require substantial additional funds to continue its research and development programs and to commercialize its products under development. Future capital requirements will depend upon a number of factors, including the rate of expenditure on and the progress of the Company's research and development programs, the time and cost to obtain regulatory approvals, and demand for products based on the Company's technology. Looking forward, the Company believes that its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 1998.

The Company, the National Institutes of Health and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now the Department of Environmental Quality {"DEQ"}), in March 1991 that they had been identified as potentially responsible parties ("PRPs") for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company seeking reimbursement of costs associated with its oversight activities. Additionally, two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. As of December 31, 1995, the Company has a reserve of $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits.
At least some costs related to the civil suits have been and are expected to continue to be covered by insurance. However, the Company is unable to determine its potential liability with respect to the Landfill at this time. (See Note 8 of Notes to Financial Statements for a discussion of commitments and contingencies.)

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . 23

Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . . . . . . . 24

Statements of Operations for the years ended
  December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . 25

Statements of Stockholders' Equity for the years
  ended December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . 26

Statements of Cash Flows for the years ended
  December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . . . . 27

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 28

                           RIBI IMMUNOCHEM RESEARCH, INC.

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ribi ImmunoChem Research, Inc.:



We have audited the accompanying balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribi ImmunoChem Research, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP

Billings, Montana
January 18, 1996


                           RIBI IMMUNOCHEM RESEARCH, INC.

                                   BALANCE SHEETS
                          (In Thousands Except Share Data)


                                                          December 31,
                                                     ----------------------
                                                       1995          1994
                                                     --------      --------
Assets
------
Current assets:
  Cash and cash equivalents                        $      284           714
  Held-to-maturity investment securities
    and accrued interest                                6,574         6,660
  Accounts receivable                                     725           141
  Inventories                                             983           678
  Other current assets                                    250           290
                                                     --------      --------

     Total current assets                               8,816         8,483

Available-for-sale investment securities                5,079         8,092
Held-to-maturity investment securities                  7,887        10,501
Property, plant and equipment, net                     11,580        11,226
Other assets, net                                         549           522
                                                     --------      --------

     Total assets                                  $   33,911        38,824
                                                     ========      ========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                 $      253           460
  Accrued liabilities                                     601           838
  Deferred revenue                                        630           188
                                                     --------      --------

     Total current liabilities                          1,484         1,486
                                                     --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par, 10,000,000
    authorized shares; none issued and
    outstanding                                           -             -
  Common stock, $.001 par; 30,000,000 authorized
    shares; 18,888,243 and 18,871,193 issued and
    outstanding in 1995 and 1994, respectively             19            19
  Additional paid-in capital                           62,460        62,377
  Unrealized investment holding losses                     (5)         (328)
  Accumulated deficit                                 (30,047)      (24,730)
                                                     --------      --------

     Total stockholders' equity                        32,427        37,338
                                                     --------      --------

     Total liabilities and stockholders'
       equity                                      $   33,911        38,824
                                                     ========      ========


See accompanying notes to financial statements.


                          RIBI IMMUNOCHEM RESEARCH, INC.

                            STATEMENTS OF OPERATIONS
                      (In Thousands Except per Share Data)


                                               Years Ended December 31,
                                           --------------------------------
                                             1995        1994        1993
                                           --------    --------    --------
Revenues:
  Sales                                  $      953       1,008         860
  Contracts and licenses                      1,848       2,075       1,307
  Investment income, net                      1,216       1,460         984
  Other, net                                      6          11          11
                                           --------    --------    --------
                                              4,023       4,554       3,162
Cost and expenses:
  Purchases and production                      775         751         441
  Research and development                    5,530       4,993       3,730
  Selling, general and administrative         3,035       2,600       2,675
                                           --------    --------    --------
                                              9,340       8,344       6,846
                                           --------    --------    --------

Net loss                                 $   (5,317)     (3,790)     (3,684)
                                           ========    ========    ========

Net loss per common share                $     (.28)       (.20)       (.25)
                                           ========    ========    ========

Average number of shares outstanding         18,877      18,657      14,658
                                           ========    ========    ========

See accompanying notes to financial statements.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In Thousands Except Share Data)


                                                   Notes
                                                   Receiv-  Unreal-
                                         Addi-      able -   ized              Total
                                         tional    Common   Holding   Accumu-  Stock-
                                Common   Paid-in   Stock,   Gains     lated    holders'
                                Stock    Capital   Net     (Losses)   Deficit  Equity
                                -----    -------   -------  ------    -------  ------
Balance at December 31, 1992   $   14    41,257   (1,225)      -     (17,256)  22,790
Issuance of 600 shares
  under stock grant program       -           4      -         -         -          4
Issuance of 124,025 shares
  upon exercise of options        -         370      -         -         -        370
Compensation relating to
  stock options                   -          55      -         -         -         55
Sale of 2,587,500 shares in
  public offering, net              3    14,367      -         -         -     14,370
Collections and interest on
  notes receivable - common
  stock, net                      -         -        647       -         -        647
Unrealized gain on investment
  securities, net                 -         -        -           5       -          5
Net loss                          -         -        -         -      (3,684)
(3,684)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1993       17    56,053     (578)        5   (20,940)  34,557

Issuance of 1,200 shares
  under stock grant program       -           9      -         -         -          9
Issuance of 139,700 shares
  upon exercise of options        -         483      -         -         -        483
Issuance of 1,899,668 shares
  upon exercise of warrants         2     5,817      -         -         -      5,819
Compensation relating to
  stock options                   -          14      -         -         -         14
Collections and interest on
  notes receivable - common
  stock, net                      -         -        578       -         -        578
Unrealized loss on investment
  securities, net and other       -           1      -        (333)      -
(332)
Net loss                          -         -        -         -      (3,790)
(3,790)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1994       19    62,377      -        (328)  (24,730)  37,338

Issuance of 3,000 shares
  under stock grant program       -          12      -         -         -         12
Issuance of 14,050 shares
  upon exercise of options        -          40      -         -         -         40
Compensation relating to
  stock options                   -          31      -         -         -         31
Unrealized gain on investment
  securities, net                 -         -        -         323       -        323
Net loss                          -         -        -         -      (5,317)
(5,317)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1995  $    19    62,460      -          (5)  (30,047)  32,427
                                =====    ======    =====     =====    ======   ======

See accompanying notes to financial statements.


                          RIBI IMMUNOCHEM RESEARCH, INC.

                             STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                 Years Ended December 31,
                                             --------------------------------
                                               1995        1994        1993
                                             --------    --------    --------
Cash flows from operating activities:
  Net loss                                 $   (5,317)     (3,790)     (3,684)
  Adjustments to reconcile net loss
      to net cash used by operating
     activities:
    Depreciation and amortization                 817         470         434
    Common stock issued in payment of
      operating expenses                           12           9           4
    Compensation relating to stock
      options                                      31          14          55
    Investment losses and discount
      accretion, net                              (25)        (21)       (106)
    Abandoned patents and asset sales               8          (2)          7
    Changes in operating assets and
     liabilities:
      Accounts receivable                        (584)        (73)         (2)
      Accrued interest                             25          21         (15)
      Inventories                                (305)        193        (152)
      Other current assets                         40         (51)       (167)
      Accounts payable                           (122)        174         (20)
      Accrued liabilities                          22         103         165
      Deferred revenue                            442         (45)        188
                                             --------    --------    --------
        Net cash used by operating
         activities                            (4,956)     (2,998)     (3,293)
                                             --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                         (1,475)     (6,626)       (818)
  Payments for other assets                       (78)       (100)        (68)
  Proceeds from sale of assets                      3           3         -
  Proceeds from maturities of
   held-to-maturity securities                  7,239      12,977       7,695
  Sales of available-for-sale securities        3,592         -           -
  Purchases of available-for-sale
   securities                                    (327)       (408)     (8,012)
  Purchases of held-to-maturity
   securities                                  (4,468)    (10,736)     (9,632)
                                             --------    --------    --------
        Net cash provided (used) by
          investing activities                  4,486      (4,890)    (10,835)
                                             --------    --------    --------

Cash flows from financing activities:
  Sale of common shares, net                      -           -        14,370
  Collections and interest on notes
    receivable - common stock, net                -           578         647
  Proceeds from exercise of warrants              -         5,819         -
  Proceeds from exercise of options                40         483         370
  Other                                           -             1         -
                                             --------    --------    --------
        Net cash provided by financing
          activities                               40       6,881      15,387
                                             --------    --------    --------

Increase (decrease) in cash and cash
  equivalents                                    (430)     (1,007)      1,259

Cash and cash equivalents at beginning
  of year                                         714       1,721         462
                                             --------    --------    --------

Cash and cash equivalents at end of year   $      284         714       1,721
                                             ========    ========    ========

See accompanying notes to financial statements.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                            NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     OPERATIONS. Ribi ImmunoChem Research, Inc. (the Company) was incorporated on January 9, 1981, and is principally engaged in the development of biopharmaceutical products designed to stimulate an immune response in humans in order to prevent or treat malignant, infectious and other diseases. The Company also engages in related activities such as the custom formulation and sale of research products and contract research.

     REVENUE RECOGNITION. Revenues from the sale of research products are recognized when products are shipped to customers. Revenues from contract research are recognized as related expenses are incurred. Nonrefundable license fees received in connection with product license agreements are recognized over the term of the contract.

     CASH AND CASH EQUIVALENTS. In the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity on the date of acquisition of three months or less to be cash equivalents.

     INVESTMENT SECURITIES. Investment securities consist of marketable debt securities and mutual funds which have invested in marketable debt securities. Securities which the Company expects to hold to maturity ("held-to-maturity") are stated at cost and adjusted for amortization of premium and accretion of discount to the earlier of the call date or maturity using the interest method. All other securities ("available-for-sale") are recorded at fair value. Fair values of investment securities are based on quoted market prices.

     Any gains and losses from the sale of investment securities are computed under the specific identification method. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stock-holders' equity until realized. Unrealized losses, if any, for all investment securities that are other than temporary are charged against earnings. Investments that mature within one year are classified as current assets.

     INVENTORIES. Inventories are stated at the lower of cost or market on a specific identification basis. Cost is based on the actual costs associated with producing the inventories, which include direct labor and materials, quality control and manufacturing overhead.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of 25 to 30 years for buildings and 3 to 12 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred. Significant betterments are capitalized.

     NET LOSS PER COMMON SHARE. Net loss per common share is based on the weighted average number of shares outstanding. Common share equivalents are not included in loss per share calculations as the effect is antidilutive.

     PATENTS AND OTHER ASSETS. Other assets consist principally of the costs of patents filed, deferred patent application costs and patent maintenance costs. Such costs are amortized on a straight-line basis over the estimated remaining useful lives of the patented technology ranging from 4 to 20 years. Unsuccessful patent application costs are expensed when the patent is denied or abandoned.

                           RIBI IMMUNOCHEM RESEARCH, INC.

     INCOME TAXES. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The current and noncurrent portions of these deferred tax assets and liabilities are classified in the balance sheet based on the respective classification of the assets and liabilities which give rise to such deferred income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

     FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS. The carrying amounts for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short duration of those instruments.

     ESTIMATES. Management of the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     RECLASSIFICATION. Certain reclassifications have been made to the prior year financial statements to conform to the 1995 presentation of depreciation in the Statements of Operations and of accretion of investment discount in the Statements of Cash Flows.


                           RIBI IMMUNOCHEM RESEARCH, INC.

                      NOTES TO FINANCIAL STATEMENTS - continued


(2)  Investment Securities

The following is a summary of the Company's investment securities as of December 31,
1995 and 1994:


                                                   Fair
                                     Amortized    Market   Unrealized  Unrealized
          December 31, 1995            Cost       Value       Gains      Losses
          -----------------          ---------  ---------  ----------  ----------
                                                  (In Thousands)
Available-for-sale:
  Mutual funds investing primarily in
    short to intermediate term
    securities of the U.S. Government
    and its agencies               $     5,084      5,079          30          35
                                     ---------  ---------  ----------  ----------

Held-to-maturity:
  Securities of the U.S. Government
   and its agencies                      8,150      8,140          13          23
  Corporate mid-term notes               5,898      6,037         152          13
  Insured certificates of deposit          290        289         -             1
                                     ---------  ---------  ----------  ----------
                                        14,338     14,466         165          37
Accrued interest                           123        123         -           -
                                     ---------  ---------  ----------  ----------

                                        19,545     19,668         195          72
                                                =========  ==========  ==========
Recorded unrealized losses                  (5)
                                     ---------
                                   $    19,540
                                     =========
          December 31, 1994
          -----------------

Available-for-sale:
  Mutual funds investing primarily in
    short to intermediate term
    securities of the U.S. Government
     and its agencies              $     5,279      5,021         -           258
  Other mutual funds                     3,141      3,071         -            70
                                     ---------  ---------  ----------  ----------
                                         8,420      8,092         -           328
                                     ---------  ---------  ----------  ----------
Held-to-maturity:
  Securities of the U.S. Government
   and its agencies                     10,529     10,126         -           403
  Corporate mid-term notes               5,800      5,667         -           133
  Insured certificates of deposit          684        673         -            11
                                     ---------  ---------  ----------  ----------
                                        17,013     16,466         -           547
Accrued interest                           148        148         -           -
                                     ---------  ---------  ----------  ----------

                                        25,581     24,706         -           875
                                                =========  ==========  ==========
Recorded unrealized losses                (328)
                                     ---------
                                   $    25,253
                                     =========

The following is a schedule of the contractual maturity of the held-to-maturity securities as of December 31, 1995:

                                              Amortized         Fair Market
                                                Cost                Value
                                              ---------          ----------
                                                     (In Thousands)
Within one year                             $     6,451               6,424
After one year through fourth year                7,887               8,042
                                              ---------          ----------

                                            $    14,338              14,466
                                              =========          ==========

                           RIBI IMMUNOCHEM RESEARCH, INC.

During 1995 the Company received $3,592,000 from sales of available-for-sale securities. Losses totaling $71,000 were realized on the sales. Approximately $3,033,000 of the proceeds were reinvested in held-to-maturity securities with the intention of increasing future yield and reducing interest rate risk.

(3)  Inventories

Inventories are as follows:

                                                   December 31,
                                           ----------------------------
                                              1995              1994
                                           ----------        ----------
                                                 (In Thousands)
Raw materials                             $         99               58
Work in process                                    780              469
Finished goods                                     104              151
                                            ----------       ----------

                                          $        983              678
                                            ==========       ==========

(4)  Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                   December 31,
                                            ---------------------------
                                               1995             1994
                                            ----------       ----------
                                                  (In Thousands)
Buildings                                 $      9,427            3,552
Equipment, furniture and fixtures                5,779            3,688
                                            ----------       ----------
                                                15,206            7,240
Less accumulated depreciation                    3,835            3,071
                                            ----------       ----------
                                                11,371            4,169
Construction in progress                            20            6,868
Land                                               189              189
                                            ----------       ----------

                                          $     11,580           11,226
                                            ==========       ==========

(5)  Deferred Revenue

Deferred revenue consists of deferred license fees at December 31, 1995 and 1994.

(6)  Stockholders' Equity

During 1993, the Company sold 2,587,500 shares of common stock in a public offering at a price of $6.00 per share for $15,525,000.

During 1992 the Company sold units of common stock and warrants in a private placement. Certain qualified purchasers were allowed to purchase units with a portion of the purchase price due within ten days after a registration statement covering the underlying stock was declared effective. After the registration statement was declared effective, the Company agreed to accept extended notes from two qualified purchasers. The notes accrued interest at the prime rate plus 2% and required periodic payments. All such notes were paid in full by January 1994.

                           RIBI IMMUNOCHEM RESEARCH, INC.

The following table sets forth activity relative to warrants and options to acquire shares of common stock which were issued in common stock offerings in 1991 and 1992. All such warrants and options expire in 1997.

Year issued                     1991                    1992          Total
                       ----------------------    ------------------  -------
Exercise price       $   3.00    3.60    4.00       6.00       8.25
                       ------  ------  ------    -------    -------
                                        (In Thousands)

Total common shares     2,300     200     467        708         93     3,768

Exercised:
   1991                  (100)    -      (200)       -          -        (300)
   1992                  (209)    -      (267)       -          -        (476)
   1993                   -       -       -          -          -         -
   1994                (1,700)   (200)    -          -          -      (1,900)
   1995                   -       -       -          -          -         -
                       ------  ------  ------    -------    -------   -------

Unexercised               291     -       -          708         93     1,092
                       ======  ======  ======    =======    =======   =======


In January 1995 the Company reduced the exercise price from $11.55 to $6.00 per share and extended the expiration date from 1995 to 1997 on the warrants to purchase 708,000 common shares. The Company may call the warrants if its common stock trades at a price of $8.00 or more per share for a period of 20 consecutive trading days. The change was made to preserve for the Company the opportunity to raise additional capital at a very economical cost if the warrants are exercised.

(7)  Stock Compensation Plans

The Company has a stock grant program under which common stock may be issued to key employees, consultants and other persons providing services deemed important to the Company. The program requires the employee to assign to the Company all know-how, patents and proprietary information developed while employed by, or developed as a result of employment with the Company and to agree not to engage in any activity which could be considered to be in competition with the Company's proposed business while employed by the Company. If the employee violates any one of these conditions, the shares issued pursuant to the program shall revert to the Company. Non-employees receiving grants are not subject to the conditions imposed on employees receiving grants. Additionally, the Company grants 100 shares of stock to each employee who is not an officer of the Company after their completion of one year of employment. Such 100 share grants are not subject to the forfeiture conditions described above. The difference between the fair value of the stock at grant date and the amount the grantee is required to pay (normally a nominal amount) is charged to expense.

The following table sets forth the activity in the stock grant program for the years ended December 31, 1995, 1994 and 1993:


                                     Years Ended December 31,
                                   ---------------------------
                                   1995      1994      1993
                                   ----      ----      ----
Shares available at beginning
 of year                           32,368    33,568    34,168
Shares granted                      3,000     1,200       600
                                   ------    ------    ------
Shares available at end
 of year                           29,368    32,368    33,568
                                   ======    ======    ======
Weighted average grant date
 fair value                       $  4.03      6.94      6.91
                                   ======    ======    ======

                           RIBI IMMUNOCHEM RESEARCH, INC.

The Company has a stock option plan whereby full- or part-time employees are eligible to receive incentive stock options and nonqualified stock options and certain directors and consultants are eligible to receive nonqualified stock options. Any option granted under the plan may include a stock appreciation right (SAR) to surrender to the Company all, or a portion, of the option in exchange for cash or stock, the sum of which is equal to the value of the excess of fair market value of the common stock over the option price. The plan provides for awarding options for a maximum of 1,400,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant, except for options awarded to certain directors. Options are nontransferable and expire if not exercised within ten years from the date of the grant. Options can be exercised in cumulative installments of 20% per year beginning on the date of the grant, except for discounted stock options issued to certain directors as discussed below.

The stock option plan also provides for the issuance of nonqualified stock options with an exercise price which is 20% below the market price of the Company's common stock on the grant date. The discounted stock options may be awarded to directors who are not employees of the Company who elect to receive the discounted stock options rather than cash for all or a portion of their director fees. The directors are required to make the voluntary election at least six months prior to the beginning of each calendar year. The number of options to be granted is determined by dividing the amount of the foregone cash compensation by the amount of the per share price discount on the grant date. Such options are granted at the end of each calendar quarter and are fully vested on the grant date. The options, which expire if not exercised within ten years from the grant date, are exercisable after a six month period following the grant date.

The following table sets forth the activity in the stock option plan for the years ended December 31, 1993, 1994 and 1995. There were no SAR's outstanding under the plan during the three year period ended December 31, 1995.


                                                   Non-employee
                             Employees               Directors
                        --------------------    --------------------
                                  Average                 Average      Total
                        Common    Exercise      Common    Exercise     Common
                        Shares      Price       Shares      Price      Shares
                        ------   -----------    ------   -----------   ------
Shares under option:
  Outstanding at
   December 31, 1992    530,700  $  5.25           -      $   -         530,700
  Granted               542,000     5.86        14,928       5.09       556,928
  Exercised             (49,025)    3.53           -          -         (49,025)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1993  1,023,675     5.66        14,928       5.09     1,038,603
  Granted               104,500     7.49        23,748       4.46       128,248
  Exercised            (119,700)    3.54           -          -        (119,700)
  Canceled              (28,900)    6.69           -          -         (28,900)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1994    979,575     6.08        38,676       4.71     1,018,251
  Granted                96,000     3.92        19,720       3.65       115,720
  Exercised             (14,050)    2.81           -          -         (14,050)
  Canceled             (115,475)    6.20           -          -        (115,475)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1995    946,050     5.90        58,396       4.35     1,004,446
                      =========                =======                =========

Options exercisable at:
  December 31, 1993     413,375  $  5.18         8,628    $  4.64       422,003
  December 31, 1994     484,475     5.80        24,345       5.50       508,820
  December 31, 1995     591,700     5.90        51,378       4.32       643,078



                           RIBI IMMUNOCHEM RESEARCH, INC.

                      NOTES TO FINANCIAL STATEMENTS - continued

                                                   Non-employee
                             Employees               Directors
                        --------------------    --------------------
                                  Average                 Average      Total
                        Common    Exercise      Common    Exercise     Common
                        Shares      Price       Shares      Price      Shares
                        ------   -----------    ------   -----------   ------

Ranges of exercise
prices and average months
(mo) to expiration of:

 Options outstanding at
  December 31, 1995
  $1.50-$4.90 (82 mo)   192,550  $  3.65        46,845   $  3.84       239,395
  $5.75-$7.50 (94 mo)   670,250     6.27        11,551      6.41       681,801
  $8.00-$8.63 (95 mo)    83,250     8.11           -         -          83,250
                      ---------                -------               ---------
                        946,050                 58,396               1,004,446
                      =========                =======               =========

 Options exercisable at
  December 31, 1995
  $1.50-$4.90 (69 mo)   116,550  $  3.47        39,827   $  3.72       156,377
  $5.75-$7.50 (92 mo)   433,150     6.33        11,551      6.41       444,701
  $8.00-$8.63 (93 mo)    42,000     8.13           -         -          42,000
                      ---------                -------               ---------
                        591,700                 51,378                 643,078
                      =========                =======               =========


The stock option plan described above expires in February 1996 and the Company intends to seek stockholder approval in 1996 for a new plan.

The Company has entered into a Stock Option Agreement with its Chief Executive Officer, President and Chairman ("CEO"). Pursuant to the 1987 agreement, and later agreements, the CEO was granted options to purchase 228,000 shares of common stock at prices ranging from $2.63 to $3.00 per share. Any excess of fair value of the common stock over the exercise price at the grant date has been charged to expense. All of the CEO's options under this agreement expire if not exercised by June 30, 1997. During 1994 and 1993, the CEO exercised options to purchase 20,000 and 75,000 shares, respectively, at prices of $3.00 and $2.63 per share, respectively. The CEO did not exercise any options in 1995. At December 31, 1995, there are options remaining to purchase 50,000 shares at $3.00 per share, all of which are exercisable. Additionally, the CEO has been granted options to purchase stock under the Company's stock option plan described above.

(8)  Commitments and Contingencies

The Company has an employment agreement with its Chief Executive Officer, President and Chairman, which currently provides for an annual salary of $245,000. The agreement requires the payment of the salary, adjustable annually, through June 30, 1997 unless there is termination for "cause".

The Company carries $10 million in product liability insurance for its products which are being used in clinical trials and is self-insured for product liability coverage for research products and veterinary products being marketed. In addition, the Company has agreed to indemnify its directors and officers for liabilities incurred as a result of their positions with the Company.

The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality {"DEQ"}) in March 1991 that they had been identified as potentially responsible parties

                           RIBI IMMUNOCHEM RESEARCH, INC.

("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of the contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1996 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Completion of the first Phase is expected by the spring of 1996. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. The Company is in the process of filing a response to the action. Because of these uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits name the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company has been served with and has filed answers to these suits. The Company has denied any liability and in a motion for summary judgement, denied the injuries alleged. It is not possible at this time, however, to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company or the probability of adverse decisions.

As of December 31, 1995, the Company has a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance, none of which have been accrued. During 1994 the Company received $125,000 in insurance proceeds from one insurance company, which is in rehabilitation, in a one-time settlement of any claims associated with the Landfill issues. Net costs charged (credited) to operations during 1995, 1994 and 1993 were $64,000, $(35,000) and $114,000, respectively.


                           RIBI IMMUNOCHEM RESEARCH, INC.

                      NOTES TO FINANCIAL STATEMENTS - continued

(9)  Income Taxes

The net operating loss carryforwards and tax credits available to reduce future
Federal taxable income or related taxes and the year of expiration are approxi-

mately as follows:
                               Net                                Research and
                            Operating          Investment         Development
Expires December 31,          Loss               Credit              Credit
--------------------       ----------          ----------          ----------
                                   (In Thousands)

     1996                 $       181                  26                   5
     1997                         314                   4                  14
     1998                         254                   7                  31
     1999                         328                   3                  50
     2000                         529                   9                  58
     2001                         251                   -                  76
     2002                         821                   -                  82
     2003                       2,272                   -                 128
     2004                       2,751                   -                 106
     2005                       2,606                   -                 115
     2006                       3,595                   -                 154
     2007                       4,488                   -                 198
     2008                       4,238                   -                 243
     2009                       4,574                   -                 343
     2010                       5,469                   -                 163
                               ------              ------              ------
                         $     32,671                  49               1,766
                               ======              ======              ======



The tax effects of temporary differences that give rise to federal and state deferred tax assets and liabilities consist of the following:

                                              December 31,
                           --------------------------------------------------
                              1995                1994                1993
                           ----------         ------------         ----------
                                             (In Thousands)
Gross deferred tax assets:
  Net operating loss
    carryforwards        $     13,579              11,311               9,481
  General business credit
    carryforwards               1,815               1,659               1,286
  Loss contingency reserve         79                  47                  38
  Employee benefits                79                  54                  15
  Inventories                     -                   -                    29
  Other                            21                  20                  20
                          -----------         -----------          ----------
                               15,573              13,091              10,869
Valuation allowance           (15,172)            (12,792)            (10,614)
                          -----------         -----------          ----------
                                  401                 299                 255
                          -----------         -----------          ----------

Gross deferred tax
    liabilities:
  Depreciation                    262                 272                 255
  Inventories                     139                  27                -
                          -----------         -----------          ----------
                                  401                 299                 255
                          -----------         -----------          ----------
                         $       -                   -                   -
                          ===========         ===========          ==========



The Company has provided a valuation allowance for deferred tax assets which management believes are not currently assured of being realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                      NOTES TO FINANCIAL STATEMENTS - concluded

The net increase in the valuation allowance for the years ended December 31, 1995, 1994, and 1993 was $2,380,000, $2,178,000 and $2,120,000, respectively.
Additionally, when subsequently recognized, approximately $847,000 of the valuation allowance will be credited to additional paid-in capital.

(10) International Sales and Major Customers

The Company markets its research products worldwide, generally to nonexclusive distributors. During 1995, 1994 and 1993, export sales were 31%, 35% and 15% of total sales, respectively. Export sales were primarily to Europe, Japan and Canada.

In late 1995 the Company entered into a third license agreement with SmithKline Beecham ("SB"), which covers the nonexclusive use of the Company's adjuvants in cancer vaccines under development by SB. The Company will receive an annual license fee and certain milestone payments, as well as transfer payments for supplies of adjuvant and royalties on commercial sales of approved cancer vaccines incorporating its adjuvants. Previously, the Company has entered into two other license agreements, which also provide for the receipt of license fees, transfer payments and royalties, for use of the Company's adjuvants in certain infectious disease vaccines. The Company entered into a one-year research and collaboration agreement with SB in late 1992 pursuant to which the Company performed research for SB related to certain adjuvants and vaccines.
The research was funded by SB and the agreement was renewed for the years 1994 and 1995. There are currently no plans to extend the agreement to 1996. The Company also sells adjuvants and research products to SB. All revenues received by the Company from SB were 31% of total revenue in 1995, 26% in 1994 and 37% in 1993.

As of December 31, 1995, S.R. One Limited, a subsidiary of SB, held 750,608 shares, or 4% of the Company's common stock.

In early 1994 the Company granted American Cyanamid Company a worldwide license, effective April 1, 1993, to use the Company s adjuvants commercially upon regulatory approval of certain vaccines being developed by American Cyanamid.
In addition to an annual license fee, the Company will receive transfer payments for supplies of adjuvant and will be entitled to royalties upon commercial sale of vaccines. All revenues received from American Cyanamid were 19% of the Company s total revenue in 1995 and 25% (including retroactive fees) in 1994. Through acquisition, the agreement is now with Lederle-Praxis Biologicals, a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation.

(11) Employee Benefits

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches 30% of employee contributions of up to 6% of compensation. The amount charged against income in 1995, 1994 and 1993 was $52,000, $44,000 and $40,000, respectively.

Additionally, the Company provides other employee benefits including health insurance for employees who are actively employed. Charges against income for health insurance were approximately $198,000, $147,000 and $91,000 in 1995, 1994 and 1993, respectively.

(12)  Future Accounting Changes

During 1995 the Financial Accounting Standards Board released two Statements of Financial Accounting Standards ("FAS") which the Company will be required to adopt in 1996. FAS 121 deals with accounting for impairment of long-lived assets and long-lived assets to be disposed of. FAS 123 pertains to accounting for stock-based compensation. The Company is currently evaluating these standards as they relate to its operations. FAS 121 is not expected to have a material impact on the Company's financial position and results of operations. It is still too early in the Company's evaluation to predict the impact of FAS 123.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed independent auditors and has not had any disagreements with its independent auditors.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has filed with the Securities and Exchange Commission a Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 24, 1996. The information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is set forth in such Definitive Proxy Statement in the sections entitled "Election of Directors," "Compliance With Section 16(a) of the Exchange Act," "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensation" and "Directors Compensation" on pages 1 through 10. Those portions of such Definitive Proxy Statement containing such information are incorporated herein by this reference. Information regarding the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following financial statements of Ribi ImmunoChem Research, Inc., are filed with this Report on Form 10-K under Item 8 of Part II on pages 22 through 37:

          Independent Auditors' Report

          Balance Sheets as of December 31, 1995 and 1994

          Statements of Operations for the years ended December 31, 1995, 1994 and 1993

          Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

          Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

          Notes to Financial Statements

     2.  Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     3.  Exhibits

The following exhibits are filed as part of this report:


Exhibit No.    Description and Incorporation by Reference
-----------    ------------------------------------------
    3.1        Restated Certificate of Incorporation.  This certificate was filed June 22, 1992, as Exhibit 4.1 to Registrant's registration statement on Form S-3, Registration No. 33-48713.  Said Exhibit
               4.1



               is incorporated herein by this reference.

    3.2        Amended Bylaws of the Company.  These Bylaws were filed on March
               13, 1989, as Exhibit 3.2 to Registrant's annual report on Form
               10-K dated December 31, 1988, File No. 0-11094. Said Exhibit 3.2 is incorporated herein by this reference.

  *10.1        Employment Agreement with Mr. Robert E. Ivy dated July 1, 1987.
               This agreement was filed on July 10, 1987, as Exhibit 10.1 to Registrant's report on Form 8-K dated June 30, 1987, File No. 0-
               11094. Said Exhibit 10.1 is incorporated herein by this reference.

  *10.2        Stock Option Agreement with Mr. Robert E. Ivy dated July 1, 1987.
               This agreement was filed on July 10, 1987, as Exhibit 10.2 to Registrant's report on Form 8-K dated June 30, 1987, File No. 0-
               11094. Said Exhibit 10.2 is incorporated herein by this reference.

  *10.3 Amendment dated November 1, 1988, to the Stock Option Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.3 to Registrant's report on Form 10-K dated December 31, 1988, File No. 0-11094. Said
               Exhibit 10.3 is incorporated herein by this reference.

  *10.4 Amendment dated January 30, 1989, to the Employment Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.4 to Registrant's report on Form 10-K dated December 31, 1988, File No. 0-11094. Said
               Exhibit 10.4 is incorporated herein by this reference.

  *10.5        Second amendment dated March 5, 1990, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on May 4, 1990, as Exhibit 10.1 to Registrant's report on Form 10-Q dated March 31, 1990, File No.
               0-11094. Said Exhibit 10.1 is incorporated herein by this reference.

  *10.6        Third amendment dated April 25, 1991, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on August 9, 1991, as Exhibit 10.3 to Registrant's report on Form 10-Q dated June 30, 1991, File No. 0-
               11094. Said Exhibit 10.3 is incorporated herein by this reference.

  *10.7        1986 Stock Option Plan (as amended and restated effective April
               29, 1992).  This plan was filed on August 5, 1992, as Exhibit
               10.2 to Registrant's report on Form 10-Q dated June 30, 1992,
               File No. 0-11094. Said Exhibit 10.2 is incorporated herein by this reference.

 **24          Consent of independent auditors.

***27          Financial Data Schedule.


--------------------
  *Management contract or compensatory plan or arrangement
 **Filed herewith
***Filed only electronically

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by Registrant during the fourth quarter of the fiscal year ended December 31, 1995.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RIBI IMMUNOCHEM RESEARCH, INC.


Date:     March 28, 1996      By:        /s/ Robert E. Ivy
                                 -----------------------------------------------
                              Robert E. Ivy, Chief Executive Officer, President
                              and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 28, 1996      By:        /s/ Robert E. Ivy
                                 -----------------------------------------------
                              Robert E. Ivy, Chief Executive Officer, President
                              and Chairman of the Board (principal executive
                              officer)


Date:     March 28, 1996      By:        /s/ Vern D. Child
                                 -----------------------------------------------
                              Vern D. Child, Vice President Finance and
                              Treasurer (principal financial and accounting
                              officer)


Date:     March 28, 1996      By:        /s/ John L. Cantrell
                                 -----------------------------------------------
                              John L. Cantrell, Executive Vice President and
                              Director


Date:     March 28, 1996      By:        /s/ John F. Chappell
                                 -----------------------------------------------
                              John F. Chappell, Director


Date:     March 28, 1996      By:        /s/ Philipp Gerhardt
                                 -----------------------------------------------
                              Philipp Gerhardt, Director


Date:     March 28, 1996      By:        /s/ Mark I. Greene
                                 -----------------------------------------------
                              Mark I. Greene, Director


Date:     March 28, 1996      By:        /s/ Thomas N. McGowen, Jr.
                                 -----------------------------------------------
                              Thomas N. McGowen, Jr., Director


Date:     March 28, 1996      By:        /s/ Frederick B. Tossberg
                                 -----------------------------------------------
                              Frederick B. Tossberg, Director


                           RIBI IMMUNOCHEM RESEARCH, INC.

                                    EXHIBIT INDEX


Exhibit No.    Description and Incorporation by Reference                Page
-----------    ------------------------------------------                ----
    3.1   Restated Certificate of Incorporation.  This certificate
          was filed June 22, 1992, as Exhibit 4.1 to Registrant's
          registration statement on Form S-3, Registration No. 33-
          48713.  Said Exhibit 4.1 is incorporated herein by this
          reference.

    3.2   Amended Bylaws of the Company.  These Bylaws were filed on
          March 13, 1989, as Exhibit 3.2 to Registrant's annual report on Form 10-K dated December 31, 1988, File No. 0-
          11094. Said Exhibit 3.2 is incorporated herein by this reference.

  *10.1   Employment Agreement with Mr. Robert E. Ivy dated July 1,
          1987.  This agreement was filed on July 10, 1987, as
          Exhibit 10.1 to Registrant's report on Form 8-K dated June
          30, 1987, File No. 0-11094. Said Exhibit 10.1 is
          incorporated herein by this reference.

  *10.2   Stock Option Agreement with Mr. Robert E. Ivy dated July
          1, 1987.  This agreement was filed on July 10, 1987, as
          Exhibit 10.2 to Registrant's report on Form 8-K dated June
          30, 1987, File No. 0-11094. Said Exhibit 10.2 is incorporated herein by this reference.

  *10.3   Amendment dated November 1, 1988, to the Stock Option
          Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.3 to Registrant's report on Form 10-K dated December 31, 1988,
          File No. 0-11094. Said Exhibit 10.3 is incorporated herein by this reference.

  *10.4   Amendment dated January 30, 1989, to the Employment
          Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.4 to Registrant's report on Form 10-K dated December 31, 1988,
          File No. 0-11094. Said Exhibit 10.4 is incorporated herein by this reference.



  *10.5   Second amendment dated March 5, 1990, to the Stock Option
          Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on May 4, 1990, as Exhibit 10.1 to Regis-trant's report on Form 10-Q dated March 31, 1990, File No. 0-
          11094. Said Exhibit 10.1 is incorporated herein by this reference.

  *10.6   Third amendment dated April 25, 1991, to the Stock Option
          Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on August 9, 1991, as Exhibit 10.3 to Regis-trant's report on Form 10-Q dated June 30, 1991, File No. -
          11094. Said Exhibit 10.3 is incorporated herein by this reference.

  *10.7   1986 Stock Option Plan (as amended and restated effective April
          29, 1992).  This plan was filed on August 5, 1992, as Exhibit
          10.2 to Registrant's report on Form 10-Q dated June 30, 1992,
          File No. 0-11094. Said Exhibit 10.2 is incorporated herein by this reference.

 **24     Consent of independent auditors.                               43

***27     Financial Data Schedule.



--------------------
  *Management contract or compensatory plan or arrangement.
 **Filed herewith
***Filed only electronically

                                                  Exhibit 24



                                Accountants' Consent



The Board of Directors
Ribi ImmunoChem Research, Inc.:

We consent to incorporation by reference in the registration statements No. 33-6513 and No. 33-73478 filed on Form S-8 and registration statements No. 33-44391, No. 33-48713 and No. 33-69984 filed on Form S-3 of Ribi ImmunoChem Research, Inc. of our report dated January 18, 1996, relating to the balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Ribi ImmunoChem Research, Inc.


                                   KPMG Peat Marwick LLP


Billings, Montana
March 25, 1996