Form 10-Q
period 1996-03-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1996-05-14
CIK 352331

===============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 1996

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



As of April 30, 1996, there were 18,890,243 shares of common stock outstanding.



================================================================================

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . 3
- ---------------------------------

Item 1.   Financial Statements:

          Condensed Balance Sheets
          March 31, 1996 (Unaudited)
          and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . 4

          Condensed Statements of Operations
          Three months ended March 31,
          1996 and 1995 (Unaudited). . . . . . . . . . . . . . . . . . . . . . 5

          Condensed Statements of Cash Flows
          Three months ended March 31,
          1996 and 1995 (Unaudited). . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .10
- -----------------------------

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
- ----------

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I.     FINANCIAL INFORMATION
- ---------------------------------


Item 1.   Financial Statements

     The condensed balance sheet as of March 31, 1996, the condensed statements of operations and the condensed statements of cash flows for the three-month periods ended March 31, 1995 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods indicated have been made. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The results of operations for the three month period ending March 31, 1996, are not necessarily indicative of results expected for the full year 1996.

                           RIBI IMMUNOCHEM RESEARCH, INC.
                              CONDENSED BALANCE SHEETS
                                   (In Thousands)

                                            March 31,    December 31,
                                              1996          1995
                                           -----------   -----------
                                           (Unaudited)
Assets
- ------

Current assets:
  Cash and short-term deposits                $    904           284
  Held-to-maturity investment securities         6,814         6,574
  Trade accounts receivable                        140           725
  Inventories                                    1,064           983
  Other current assets                             218           250
                                               -------       -------

     Total current assets                        9,140         8,816

Available-for-sale investment securities         4,650         5,079

Held-to-maturity investment securities           6,209         7,887

Property, plant and equipment, net              11,502        11,580

Other assets, net                                  558           549
                                               -------       -------

                                              $ 32,059        33,911
                                               =======       =======

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Accounts payable                            $    254           253
  Accrued liabilities                              551           601
  Deferred revenue                                 295           630
                                               -------       -------

     Total current liabilities                   1,100         1,484
                                               -------       -------

Stockholders' equity:
  Preferred stock                                 -             -
  Common stock                                      19            19
  Additional paid-in capital                    62,466        62,460
  Unrealized investment losses                     (80)           (5)
  Accumulated deficit                          (31,446)      (30,047)
                                               -------       -------

     Total stockholders' equity                 30,959        32,427
                                               -------       -------

                                              $ 32,059        33,911
                                               =======       =======

See accompanying notes.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                        (In Thousands Except per Share Data)
                                     (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                               1996           1995
                                               ----           ----

Revenues:
  Sales                                    $    300            238
  Contracts and licenses                        485            415
  Investment income                             274            270
  Other, net                                      2              1
                                            -------        -------

     Total revenues                           1,061            924
                                            -------        -------

Costs and expenses:
  Purchases and production costs                185            274
  Research and development                    1,508          1,279
  Selling, general and administrative           767            801
                                            -------        -------

     Total costs and expenses                 2,460          2,354
                                            -------        -------

     Net loss                              $ (1,399)        (1,430)
                                            =======        =======

Net loss per common share                  $   (.07)          (.08)
                                            =======        =======

Average number of shares outstanding         18,889         18,871
                                            =======        =======

See accompanying notes.
                                          5

                           RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (UNAUDITED)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  1996          1995
                                                  ----          ----

Cash flows from operating activities:
  Net loss                                      $ (1,399)     (1,430)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                  227         155
      Common stock issued in payment
         of expenses                                   1           2
      Compensation relating to stock options         -             5
      Asset sales and abandoned patents               (1)         10
      Changes in operating assets and
        liabilities                                  162          66
                                                 -------     -------
      Net cash used by operating activities       (1,010)     (1,192)
                                                 -------     -------

Cash flows from investing activities:
  Capital expenditures                              (136)       (814)
  Payments for other assets                          (20)         (8)
  Proceeds from maturities of held-to-
    maturity investment securities                 1,428       1,654
  Proceeds from sale of available-for
    sale investment securities                       425       3,663
  Purchases of available-for-sale
    investment securities                            (72)        (97)
  Purchases of held-to-maturity
    investment securities                           -         (3,481)
                                                 -------     -------
      Net cash provided by
       investing activities                        1,625         917
                                                 -------     -------

Cash flows from financing activities:
  Proceeds from exercise of options                    5         -
                                                 -------     -------
      Net cash provided by financing
        activities                                     5         -
                                                 -------     -------

      Net change in cash and short-term
        deposits                                     620        (275)

Cash and short-term deposits at beginning
  of period                                          284         714
                                                 -------     -------

Cash and short-term deposits at end
  of period                                     $    904         439
                                                 =======     =======

See accompanying notes.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   Inventories
     -----------

     Inventories are as follows:

                                March 31,      December 31,
                                  1996             1995
                               -----------     -----------
                                      (In Thousands)

     Raw materials              $  110               99
     Work in process               882              780
     Finished goods                 72              104
                                 -----            -----
                                $1,064              983
                                 =====            =====


2.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 that the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of the contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1996 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Completion of the first Phase is expected by the spring of 1996. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million of more. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. The Company has filed a response to the action. Because of these uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

     Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suit names the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company has filed answers to these suits. The Company has denied any liability and in a motion for summary judgement, denied the injuries alleged. It is not possible at this time, however, to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company or the probability of adverse decisions.

     As of March 31, 1996, the Company has accrued a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suites. Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance, none of which have been accrued. Net costs charged against operations during the first quarters of 1996 and 1995 were $7,000 and $21,000, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At March 31, 1996, the Company's accumulated deficit was approximately $31,446,000.

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

Results of Operations
- ---------------------

     During the first quarter of 1996 the Company incurred a net loss of $1,399,000 compared to a net loss of $1,430,000 in the first quarter of 1995. The slightly smaller net loss reflects greater total revenues and lower purchases and production costs, which were mostly offset by increased research and development expenses.

     Revenues were higher in the first quarter of 1996 compared to the same period in 1995 because of improved sales and greater revenues from contracts and licenses. Sales were up 26% in the first quarter of 1996 compared to the same quarter in 1995 primarily from sales of custom adjuvants. Revenues from contracts and licenses increased 17% resulting from new agreements signed late in the fourth quarter of 1995. In December of 1995 the Company entered into a third license agreement with SmithKline Beecham ("SB") which covers the nonexclusive use of the Company's adjuvants in cancer vaccines under development by SB. In the same month the Company entered into an option agreement covering the use of its MPL immunostimulant as an adjuvant in a therapeutic vaccine for genital warts that Cantab Pharmaceuticals Research, Ltd. is developing.

     Even though sales increased in the first quarter of 1996 over the first quarter of 1995, purchases and production costs decreased during the same respective periods in 1996 and 1995. In 1995 the Company was starting and testing its new manufacturing plant which contributed added production costs. Additionally, plant throughput was low during 1995 which caused per unit manufacturing costs to be unusually high. While much of the testing and scale-up work has been completed, additional optimization and validation work is planned for 1996.

     Research and development expenses increased 18% during the first quarter of 1996 over the same quarter in 1995. The increase was primarily caused by charges in 1996 for non-GMP (Good Manufacturing Practices) material manufactured in process scale-up work in late 1995 and early 1996. Other research and development expenses remained fairly flat in the first quarter of 1996 compared to the first quarter in 1995. Phase III clinical trials using Melacine melanoma theraccine to treat Stage IV melanoma patients or to prevent the recurrence of disease in Stage II melanoma patients are progressing well and on schedule. The Company announced in April 1996 that it intends to file commercial product license applications for Melacine in the United States, Canada and the European Community in 1997. A Phase II dose escalation trial using MPL -C to prevent or ameliorate the effects of reperfusion injury in cardiac bypass patients is also moving forward as planned. These projects, along with other preclinical projects, should cause research and development expenses in 1996 to exceed those expenses reported in 1995.

     Selling, general and administrative expenses decreased approximately $34,000 in the first quarter of 1996 compared with the same period in 1995. The decrease is mainly a result of an increase in the amount of administrative costs allocated to manufacturing costs, partially offset by greater depreciation expenses. Both variances were caused by the new manufacturing plant, which began operation near the end of the first quarter of 1995.

Financial Condition
- -------------------

     During the first quarter of 1996 the Company used $1,010,000 in operations, which was $182,000 less than was used in the first quarter of 1995. The decreased cash burn in the first quarter of 1996 results from a slightly smaller net loss, which includes increased non-cash depreciation charges, and license fees collected in the first quarter of 1996, which were accrued in the fourth quarter of 1995. These reductions in cash burn were offset by an increase in cash used for increased inventories. The Company expects cash flows used in operations for the year 1996 to continue to exceed those in the year 1995 as research expenditures are expected to increase over the remainder of the year.

     As of March 31, 1996, the Company had cash, short-term deposits, short-term investments and long-term investments totalling $18,577,000 which it believes is enough to meet its current objectives through 1998.

     See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.

PART II.    OTHER INFORMATION
- -----------------------------

Item 1.   Legal Proceedings

     (a) See Note 2 of the Notes to Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (Filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES
- ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RIBI IMMUNOCHEM RESEARCH, INC.
                    ------------------------------
                           (Registrant)



May 14, 1996        By   /s/ Vern D. Child
                      -------------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)