Form 10-Q
period 1996-06-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1996-08-13
CIK 352331

================================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1996

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from _______________ to _______________

Commission File Number   0-11094
                         -------


                           RIBI IMMUNOCHEM RESEARCH, INC.
               (Exact name of registrant as specified in its charter)



        Delaware                           81-0394349
- ------------------------     ---------------------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

                     553 Old Corvallis Road, Hamilton, MT 59840
- --------------------------------------------------------------------------------
                (Address of principal executive offices and zip code)

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

                             Yes   X       No _____
                                 -----




As of July 31, 1996, there were 18,890,743 shares of common stock outstanding.


================================================================================

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.   Financial Statements:  . . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Balance Sheets
          June 30, 1996 (Unaudited)
          and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Statements of Operations
          Three months and six months ended
          June 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .   5

          Condensed Statements of Cash Flows
          Six months ended June 30, 1996 and
          1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   6

          Notes to Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . .  11
- ---------------------------

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
- ----------

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
- ------------------------------



Item 1.   Financial Statements

     The condensed balance sheet as of June 30, 1996, the condensed statements of operations for the three month and six month periods ended June 30, 1995 and 1996, and the condensed statements of cash flows for the six months ended June 30, 1995 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The results of operations for the three month and six month periods ended June 30, 1996, are not necessarily indicative of results expected for the full year 1996.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              CONDENSED BALANCE SHEETS
                                   (In Thousands)

                                             June 30,       December 31,
                                               1996             1995
                                           ------------     ------------
                                            (Unaudited)
ASSETS
- ------

Current assets:
     Cash and cash equivalents                 $  1,332              284
     Available-for-sale investment
       securities                                16,474           11,653
     Accounts receivable                            147              725
     Inventories                                  1,251              983
     Other current assets                           163              250
                                                -------          -------

          Total current assets                   19,367           13,895

Held-to-maturity investment securities             -               7,887

Property, plant and equipment, net               11,515           11,580

Other assets, net                                   565              549
                                                -------          -------

                                               $ 31,447           33,911
                                                =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
     Accounts payable                          $    113              253
     Accrued expenses                               473              601
     Deferred revenue                               773              630
                                                -------          -------

          Total current liabilities               1,359            1,484
                                                -------          -------

Stockholders' equity:
     Preferred stock                               -                -
     Common stock                                    19               19
     Additional paid-in capital                  62,483           62,460
     Unrealized investment holding
      (losses)                                      (70)              (5)
     Accumulated deficit                        (32,344)         (30,047)
                                                -------          -------

          Total stockholders' equity             30,088           32,427
                                                -------          -------

                                               $ 31,447           33,911
                                                =======          =======

See accompanying notes.

                        RIBI IMMUNOCHEM RESEARCH, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands Except per Share Data)
                                  (UNAUDITED)

                                     Three Months Ended         Six Months End
                                          June 30,                  June 30,

                                    --------------------     --------------------
                                       1996         1995        1996         1995
                                       ----         ----        ----         ----

Revenues:
   Sales                            $    518          301         818          539
   Contracts and licenses                548          439       1,033          854
   Investment income                     264          340         538          610
   Other, net                           -               2           2            4
                                     -------      -------     -------      -------
      Total revenues                   1,330        1,082       2,391        2,007
                                     -------      -------     -------      -------

Costs and expenses:
   Purchases and production costs        289          220         474          494
   Proprietary research
     and development                   1,261        1,336       2,769        2,615
   Selling, general and
     administrative                      678          796       1,445        1,598
                                     -------      -------     -------      -------

      Total costs and expenses         2,228        2,352       4,688        4,707
                                     -------      -------     -------      -------

      Net loss                      $   (898)      (1,270)     (2,297)      (2,700)
                                     =======      =======     =======      =======

Net loss per common share           $   (.05)        (.07)       (.12)        (.14)
                                     =======      =======     =======      =======

Average number of shares
  outstanding                         18,890       18,873      18,890       18,872
                                     =======      =======     =======      =======

See accompanying notes.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                   --------------------
                                                  1996              1995
                                                  ----              ----
Cash flows from operating activities:
  Net loss                                     $ (2,297)           (2,700)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                 458               370
      Common stock issued in payment of
        expenses                                      3                10
      Compensation relating to stock options         15                22
      Investment discount accretion                (305)             (506)
      Asset sales and abandoned patents               3                 8
      Changes in operating assets and
        liabilities                                 271               736
                                                -------           -------
        Net cash used by operating
          activities                             (1,852)           (2,060)
                                                -------           -------

Cash flows from investing activities:
  Capital expenditures                             (372)           (1,194)
  Payments for other assets                         (39)              (20)
  Proceeds from sale of assets                     -                    3
  Proceeds from maturities of held-to-
    maturity investment securities                3,121             3,882
  Proceeds from sale of available-for-
    sale investment securities                      425             3,663
  Purchases of available-for-sale
    investment securities                          (143)             (176)
  Purchases of held-to-maturity
    investment securities                           (97)           (4,468)
                                                -------           -------
        Net cash provided by investing
          activities                              2,895             1,690
                                                -------           -------

Cash flows from financing activities:
  Proceeds from exercise of options                   5              -
                                                -------           -------
        Net cash provided by financing
          activities                                  5              -
                                                -------           -------

        Net change in cash and short-term
          deposits                                1,048              (370)

Cash and cash equivalents at
  beginning of period                               284               714
                                                -------           -------

Cash and cash equivalents at
  end of period                                $  1,332               344
                                                =======           =======

See accompanying notes.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   Inventories
     -----------

     Inventories are as follows:

                                  June 30,          December 31,
                                    1996               1995
                                 ---------          ----------
                                         (In Thousands)

      Raw materials                $   121                 99
      Work in process                1,075                780
      Finished goods                    55                104
                                    ------             ------

                                   $ 1,251                983
                                    ======             ======


2.   Reclassification of Investments
     -------------------------------

     On June 30, 1996, the Company reclassified all of its held-to-maturity investment securities as available-for-sale and reported them as current assets. The change resulted in a reduction of $49,000 to the unrealized investment losses reported in the stockholders' equity section of the balance sheet on June 30, 1996. Previously, the Company's investment securities, which it had both the intent and ability to hold until maturity, were classified as held-to-maturity. Additionally, both held-to-maturity investment securities maturing after twelve months and available-for-sale investment securities were previously classified as noncurrent assets. The change was made to reflect the Company's belief that all investments are available to support current operations and to report on a more consistent basis with other companies in the industry.

3.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 that the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1996 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ could require the PRPS to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. The Company has filed a response to the action. Because of the uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

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

     As of June 30, 1996, the Company has accrued a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance, none of which have been accrued. Net costs charged against earnings during the first six month periods of 1996 and 1995 were $8,000 and $30,000, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At June 30, 1996, the Company's accumulated deficit was approximately $32,344,000.

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

Results of Operations
- ---------------------

     The Company had a smaller net loss during both the second quarter and the first half of 1996 compared to the same periods in 1995. The reduced net loss can be attributed primarily to increased sales and revenues from contracts and licenses along with slightly lower total expenses.

     Revenues increased by 23% in the second quarter of 1996 compared to the second quarter of 1995 as a result of a 72% increase in sales and a 25% increase in revenues from contracts and licenses, which were partially offset by a 22% reduction in investment income. All of the increase in sales during the second quarter of 1996 was due to improved sales of custom adjuvants. Custom adjuvants made up 77% of total sales for the quarter. Revenues from contracts and licenses increased because of new agreements signed late in the fourth quarter of 1995 and in the second quarter of 1996. During the second quarter of 1996 the Company entered into a fourth agreement with SmithKline Beecham ("SB") which covers the use of the Company's adjuvants in allergy vaccines under development by SB. Investment income was down primarily because of a lower total investment portfolio.

     For the first six months of 1996, revenues were up 19% compared to the first six months of 1995. Sales increased by 52% and revenues from contracts and licenses were up by 21%, slightly offset by a 12% reduction in investment income. The trends explained in the preceding paragraph for the second quarter are also appropriate explanations for the first six months of 1996 compared to the first six months of 1995.

     Purchases and production costs were a smaller percentage of sales during the second quarter and first half of 1996 than during the same periods in 1995. Construction of a new manufacturing plant was completed late in 1994 and late in the first half of 1995, it became operational. The Company also proceeded with validating the facility. Start-up and validation caused purchases and production costs to be higher in relation to sales in 1995. Purchases and production costs are expected to remain fairly high in relation to sales until plant throughput increases to nearer plant capacity.

     Proprietary research and development expenses decreased 6% in the second quarter of 1996 compared to the second quarter of 1995 and increased 6% in the first six months of 1996 compared to the first six months of 1995. The decrease in the second quarter of 1996 was caused by certain scale-up and validation expenses in 1995 for the new manufacturing plant. The increase in the first six months of 1996 resulted primarily from charges in the first quarter of 1996 for non-GMP (Good Manufacturing Practices) material manufactured in process scale-up work. Outside contract costs for human clinical trials have increased in 1996 as the Company started a third Phase III human clinical trial in late 1995 testing MELACINE melanoma theraccine. This newest trial treats patients who have Stage IV melanoma with a combination of MELACINE and interferon alfa-2b. Patient accrual for a Phase III human clinical trial using MELACINE theraccine to prevent reoccurrence of melanoma in patients with Stage II disease should be completed in October of 1996. The Company announced in April 1996 that it intends to file commercial product license applications for MELACINE in the United States, Canada and the European Community in 1997. A Phase II dose escalation trial using MPL-C to prevent or ameliorate the effects of reperfusion injury in cardiac bypass patients is also moving forward as planned. These projects, along with other preclinical projects, should cause research and development expenses in 1996 to exceed those expenses reported in 1995.

     Selling, general and administrative ("SG&A") expenses were 15% lower in the second quarter of 1996 and 10% lower in the first six months of 1996 compared to those same periods in 1995. The main reason for the lower SG&A expenses in 1996 is because more of those expenses were allocated to the cost of manufacturing products in 1996 as the plant has been operational throughout the year and has operated at a higher level of throughput. Without the increased allocation, SG&A expenses were fairly flat.

Financial Condition
- -------------------

     During the first six months of 1996 the Company used $1,852,000 in operations which was 10% less than the amount used in the first six months of 1995. The decrease is attributable primarily to a smaller net loss with greater depreciation charges, offset in part by timing differences in the realization or use of cash reflected in operating assets and liabilities. The Company expects cash flows used in operations for the year 1996 to exceed the amount used in 1995 as research expenditures are expected to increase over the remainder of the year.

     As of June 30, 1996, the Company had cash, cash equivalents and short and long term investments totalling $17,806,000 which, based upon current planning, it believes is enough to meet its objectives through 1998.

     See Note 3 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

     (a) See Note 3 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in a civil suit relating to the Bitterroot Valley Sanitary Landfill.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on April 24, 1996.

     (b) Proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all of management's nominees for director were elected as follows:

                                                          TOTAL
                                 FOR        WITHHELD      VOTED
                                 ---        --------      ------
      John L. Cantrell        16,834,574     111,397    16,945,971
      Philipp Gerhardt        16,845,674     100,297    16,945,971
      Mark I. Greene          16,830,824     115,147    16,945,971
      Robert E. Ivy           16,703,524     242,447    16,945,971
      Thomas N. McGowen, Jr.  16,813,149     132,822    16,945,971
      Frederick B. Tossberg   16,816,224     129,747    16,945,971

     (c) A proposal to adopt a new employee stock option plan (1996 Stock Option Plan) was adopted by a vote of 14,100,967 for and 2,100,902 against, with 236,296 abstaining and 507,806 broker non-votes. The 1996 Stock Option Plan replaces the 1986 Stock Option Plan which expired in February 1996. The new plan authorizes the grant of options to purchase up to 900,000 of the Company's common shares. The options can be granted to employees, directors and consultants. The new Plan will expire in the year 2006.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                                   (Registrant)



August 13, 1996          By   /s/Vern D. Child
                           ----------------------------------
                              Vern D. Child, Vice President-Finance
                              and Treasurer (duly authorized officer
                              and principal financial and accounting
                              officer)