Form 10-Q
period 1996-09-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1996-11-14
CIK 352331

===============================================================================

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 ------------------

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1996

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from                    to
                                         ------------------     ----------------


Commission File Number   0-11094
                         -------



                           RIBI IMMUNOCHEM RESEARCH, INC.
               (Exact name of registrant as specified in its charter)



        Delaware                                81-0394349
------------------------     ---------------------------------------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)


                     553 Old Corvallis Road, Hamilton, MT 59840
--------------------------------------------------------------------------------
                (Address of principal executive offices and zip code)


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



As of October 31, 1996, there were 18,891,443 shares of common stock outstanding.


================================================================================

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3
------------------------------

Item 1.  Financial Statements 3. . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          September 30, 1996 (Unaudited)
          and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations
          Three months and nine months ended
          September 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Nine months ended September 30, 1996 and
          1995 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 11
--------------------------

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
----------

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I. FINANCIAL INFORMATION
-----------------------------



Item 1.   Financial Statements

     The condensed balance sheet as of September 30, 1996, the condensed statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1996, and the condensed statements of cash flows for the nine months ended September 30, 1995 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

     The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of results expected for the full year 1996.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              CONDENSED BALANCE SHEETS
                                   (In Thousands)


                                                   September 30,    December 31,
                                                       1996             1995
                                                   ------------     ------------
                                                     (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                         $    984             284
     Available-for-sale investment
       securities                                        15,086          11,653
     Accounts receivable                                    348             725
     Inventories                                          1,291             983
     Other current assets                                   116             250
                                                        -------         -------

          Total current assets                           17,825          13,895

Held-to-maturity investment securities                     -              7,887

Property, plant and equipment, net                       11,607          11,580

Other assets, net                                           584             549
                                                        -------         -------

                                                       $ 30,016          33,911
                                                        =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                  $    102             253
     Accrued expenses                                       458             601
     Deferred revenue                                       406             630
                                                        -------         -------

          Total current liabilities                         966           1,484
                                                        -------         -------

Stockholders' equity:
     Preferred stock                                       -               -
     Common stock                                            19              19
     Additional paid-in capital                          62,487          62,460
     Unrealized investment holding
      (losses)                                              (57)             (5)
     Accumulated deficit                                (33,399)        (30,047)
                                                        -------         -------

          Total stockholders' equity                     29,050          32,427
                                                        -------         -------

                                                       $ 30,016          33,911
                                                        =======         =======



See accompanying notes.

                                               RIBI IMMUNOCHEM RESEARCH, INC.

                                             CONDENSED STATEMENTS OF OPERATIONS
                                            (In Thousands Except per Share Data)
                                                         (UNAUDITED)

                                          Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                         --------------------     --------------------

                                            1996         1995        1996         1995
                                            ----         ----        ----         ----
Revenues:
   Sales                                 $    603          279       1,421          818
   Contracts and licenses                     516          399       1,549        1,253
   Investment income                          250          316         788          926
   Other, net                                   1            1           3            5
                                          -------      -------     -------      -------
      Total revenues                        1,370          995       3,761        3,002
                                          -------      -------     -------      -------

Costs and expenses:
   Purchases and production costs             279          236         753          731
   Proprietary research
     and development                        1,498        1,430       4,267        4,045
   Selling, general and
     administrative                           648          758       2,093        2,355
                                          -------      -------     -------      -------

      Total costs and expenses              2,425        2,424       7,113        7,131
                                          -------      -------     -------      -------

      Net loss                           $ (1,055)      (1,429)     (3,352)      (4,129)
                                          =======      =======     =======      =======

Net loss per common share                $   (.06)        (.08)       (.18)        (.22)
                                          =======      =======     =======      =======

Average number of shares
  outstanding                              18,891       18,878      18,890       18,874
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

                                               RIBI IMMUNOCHEM RESEARCH, INC.

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                       (In Thousands)
                                                        (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                         1996               1995
                                                         ----               ----
Cash flows from operating activities:
  Net loss                                             $ (3,352)          (4,129)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                         694              592
      Common stock issued in payment of
        expenses                                              7               12
      Compensation relating to stock options                 15               26
      Investment discount accretion                        (370)            (322)
      Asset sales and abandoned patents                       3                8
      Changes in operating assets and
        liabilities                                        (316)              50
                                                        --------         -------
        Net cash used by operating
          activities                                     (3,319)          (3,763)
                                                        --------         -------

Cash flows from investing activities:
  Capital expenditures                                     (688)          (1,327)
  Payments from other assets                                (71)             (50)
  Proceeds from sale of assets                             -                   2
  Proceeds from maturities of held-to-
    maturity investment securities                        3,121            5,613
  Proceeds from maturities and sale of
    available-for-sale investment securities              2,650            3,663
  Purchases of available-for-sale
    investment securities                                  (902)            (254)
  Purchases of held-to-maturity
    investment securities                                   (97)          (4,146)
                                                        -------          -------
        Net cash provided by investing
          activities                                      4,013            3,501
                                                        -------          -------

Cash flows from financing activities:
  Proceeds from exercise of options                           6               35
                                                        -------          -------
        Net cash provided by financing
          activities                                          6               35
                                                        -------          -------

        Net change in cash and short-term
          deposits                                          700             (227)

Cash and cash equivalents at
  beginning of period                                       284              714
                                                        -------          -------

Cash and cash equivalents at
  end of period                                        $    984              487
                                                        =======          =======


See accompanying notes.

                         RIBI IMMUNOCHEM RESEARCH, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   Inventories
     -----------

     Inventories are as follows:


                                        September 30,      December 31,
                                            1996               1995
                                         ----------         ----------
                                                 (In Thousands)
      Raw materials                        $    97                 99
      Work in process                        1,097                780
      Finished goods                            97                104
                                            ------             ------

                                           $ 1,291                983
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

     Two landowners in the vicinity of the Landfill had filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits named the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company filed answers to these suits denying any liability and in a motion for summary judgement, denied the injuries alleged. On October 11, 1996, the court granted the summary judgement and dismissed the plaintiffs claims. A motion has been filed on behalf of one of the plaintiffs to vacate the order or alternatively, to direct the entry of a final judgement as to all claims against the defendants. Based on this filing, it is believed that this plaintiff intends to appeal the summary judgement order, if it is not vacated as requested. The Company is drafting an appropriate response to the motion. It is not possible at this time, to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company or the probability of adverse decisions.

     As of September 30, 1996, the Company has accrued a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance. None of the expected future insurance reimbursements have been included in the reserve. Net costs charged against earnings during the first nine-month periods of 1996 and 1995 were $9,000 and $48,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next few years. At September 30, 1996, the Company's accumulated deficit was approximately $33,399,000.

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

Results of Operations
---------------------

     The Company had a smaller net loss during both the third quarter and the first nine months of 1996 compared to the same periods in 1995. The reduced net loss can be attributed primarily to increased sales and revenues from contracts and licenses, while expenses were nearly unchanged.

     Revenues increased by 38% in the third quarter of 1996 compared to the third quarter of 1995 as a result of a 116% increase in sales and a 29% increase in revenues from contracts and licenses, which were partially offset by a 21% reduction in investment income. All of the increase in sales during the third quarter of 1996 was due to improved sales of custom adjuvants. Custom adjuvants made up 80% of total sales for the quarter. Revenues from contracts and licenses increased because of new agreements signed late in the fourth quarter of 1995 and in the second quarter of 1996. During the second quarter of 1996 the Company entered into a fourth agreement with SmithKline Beecham ("SB") which covers the use of the Company's adjuvants in allergy vaccines under development by SB. Investment income was down primarily because of a smaller total investment portfolio.

     For the first nine months of 1996, revenues were up 25% compared to the first nine months of 1995. Sales increased 74% and revenues from contracts and licenses were up 24%, slightly offset by a 15% reduction in investment income. The trends explained in the preceding paragraph for the third quarter are also appropriate explanations for the first nine months of 1996 compared to the first nine months of 1995.

     Purchases and production costs were a smaller percentage of sales during the third quarter and first nine months of 1996 than during the same periods in 1995. Construction of a new manufacturing plant was completed late in 1994 and late in the second quarter of 1995, it became operational. The Company also proceeded with validating the facility. Start-up and validation caused purchases and production costs to be higher in relation to sales in 1995.

     Proprietary research and development expenses increased approximately 5% in both the third quarter and the first nine months of 1996 compared to the same periods of 1995. The increase in the third quarter of 1996 was caused in part by expenses related to a Phase III human clinical trial which began late in 1995 testing MELACINE melanoma theraccine. This trial treats patients who have Stage IV melanoma with a combination of MELACINE and interferon alfa-2b. Additionally, the Company is preparing a New Drug Submission (a commercial license application) during 1996 and plans to file it in Canada in the first quarter of 1997. These increased expenses were partially offset by a reduction in certain preclinical and process scale-up expenses in 1996. For the nine-month period, research and development expenses were up primarily because of the new MELACINE clinical trial and the New Drug Submission. The Company announced in April 1996 that it intends to file commercial product license applications for MELACINE in the United States, Canada and the European Community in 1997. A Phase II dose escalation trial using MPL-C cardioprotectant to prevent or ameliorate the effects of ischemia-reperfusion injury in cardiac bypass patients is also moving forward as planned. These projects, along with other preclinical projects, should cause research and development expenses in 1996 to exceed those expenses reported in 1995.

     Selling, general and administrative ("SG&A") expenses were approximately 15% lower in the third quarter and 11% lower in the first nine months of 1996 compared to those same periods in 1995. In 1996 advertising and allocated employee benefit expenses were lower and more SG&A expenses in total were allocated to the cost of manufacturing products in 1996 as the plant has been operational throughout the year and has operated at a higher level of throughput.

Financial Condition
-------------------

     During the first nine months of 1996, the Company used $3,319,000 in operations which was 12% less than the amount used in the first nine months of 1995. The decrease is attributable primarily to a smaller net loss with greater depreciation charges, offset in part by timing differences in the realization or use of cash reflected in operating assets and liabilities. The Company expects cash flows used in operations for the year 1996 to exceed the amount used in 1995 as research expenditures are expected to increase over the remainder of the year.

     As of September 30, 1996, the Company had cash, cash equivalents and short term investments totalling $16,070,000 which, based upon current planning, it believes is enough to meet its objectives through 1998.

     See Note 3 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.

PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings

     (a) See Note 3 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                                   (Registrant)



November 14, 1996        By   /s/Vern D. Child
                           ------------------------------------------
                              Vern D. Child, Vice President-Finance
                              and Treasurer (duly authorized officer
                              and principal financial and accounting
                              officer)