Form 10-K405
period 1996-12-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1997-03-26
CIK 352331

================================================================================
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  ------------------

                                      FORM 10-K


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1996

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from ____________ to ____________________________

Commission File Number   0-11094
                         -------

                            RIBI IMMUNOCHEM RESEARCH, INC.
                (Exact name of registrant as specified in its charter)


            Delaware                                   81-0394349
--------------------------------          --------------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ---

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant was $99,807,710, based upon the last sale price of such stock on March 3, 1997, as reported by the Nasdaq National Market tier of The Nasdaq Stock Market.

As of March 3, 1997, Registrant had 20,001,291 shares of common stock, $.001 par value, outstanding.



                               Page 1 of 2 Cover Pages
================================================================================

                         DOCUMENTS INCORPORATED BY REFERENCE



Portions entitled "Election of Directors," "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensation" and "Directors Compensation" from the Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held April 30, 1997 . . . . . . . . . . . Part III

Such Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 30, 1997, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Annual Report on Form 10-K.


                               Page 2 of 2 Cover Pages

                                  TABLE OF CONTENTS



PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . 15
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 15
     Item 4.   Submission of Matters to a Vote of Security Holders . . . 16

     Executive Officers of the Registrant. . . . . . . . . . . . . . . . 16

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . 17
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . 18
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . 19
     Item 8.   Financial Statements and Supplementary Data . . . . . . . 24
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . 42

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

     Item 10.  Directors and Executive Officers of the Registrant. . . . 42
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . 42
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . . 42
     Item 13.  Certain Relationships and Related Transactions. . . . . . 42

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 42

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

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

The concept of using microbial products to provide a general immune modulation as a therapeutic approach dates back to the late 1800s. However, little progress was made in exploiting the therapeutic potentials of these products until the 1980s. First of all, much reliance had been placed on chemotherapeutics, antibiotics and radiation as panaceas for infectious and neoplastic (abnormal tissue growth) diseases. Secondly, there appeared to be unsolvable toxicity problems associated with the microbial immunotherapeutic products. In 1981 the late Dr. Edgar Ribi, a co-founder of the Company, and his colleagues discovered a reproducible process which led to the detoxification of endotoxin, a bacterial cell-wall component and one of the most potent known stimulators of the immune system. By separating and isolating selected portions of bacterial cell walls, Dr. Ribi and his colleagues were able to define chemically the precise structure of the endotoxin molecule which possessed immunomodulatory activities and to attenuate the toxicity of this molecule without destroying its beneficial biological properties. The result was a chemical entity referred to as monophosphoryl lipid A, trademarked by the Company as MPL immunomodulator. In addition to attenuating toxicity of the endotoxin molecule, the Company's scientists have extracted biologically active components from the cell walls of MYCOBACTERIUM BOVIS or PHLEI and have formulated combinations of these components as potential immunomodulatory agents.

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

The core of the Company's product development is the use of MPL immunomodulator by itself or in combination with other immunomodulators and appropriate delivery vehicles to modify selectively the immunological status of an individual. This is accomplished primarily through precise enhancement or suppression of cellular hormones called cytokines.

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

The Company's products are in various stages of development. Other than certain veterinary vaccine adjuvants and certain laboratory research products which presently generate limited sales revenue, the Company has no commercial products. There is no assurance that the products under development, including MELACINE melanoma theraccine, MPL-C cardioprotectant, or any adjuvants, vaccines or other immunological agents will be commercially successful. While there is evidence that the biological response modifiers produced by the Company and others may provide treatment for certain cancers, infectious or other diseases, the workings of the immune system, particularly in conjunction with biological response modifiers, are not yet fully understood. As a result, the Company's research and development activities, as well as those of its competitors, are based on theories and concepts which may not have been completely proven or defined. The Company has been testing certain of its compounds on humans in the United States pursuant to Investigational New Drug ("IND") applications filed with the United States Food and Drug Administration ("FDA"). To date, preclinical and clinical data indicate product activity, and there have been no significant unexpected, untoward effects associated with the administration of the Company's products. However, considerable additional testing in human subjects is required to demonstrate efficacy and confirm product safety for most of the Company's products. If results are successful, there is no assurance that the Company will receive the necessary governmental approvals for its products, that additional satisfactory collaborative or licensing arrangements will be available to the Company, or that any of the Company's products will be accepted by the medical community.

                                THE COMPANY'S PRODUCTS

In the United States, human biopharmaceutical products are regulated by the FDA. The FDA requires every new drug intended for human use to be tested under strictly regulated treatment protocols, all of which require substantial time and cost. (See below, "Government Regulation - FDA Approvals.")

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


Product     Proposed Application      Status           Collaborator/Licensee
-------     --------------------      ------           ---------------------

Adjuvants   Enhancement of            Phase            SmithKline Beecham -
            infectious disease        I/II/III         exclusive rights for
            vaccines                  (herpes          herpes; hepatitis A, B
                                      simplex          and C; influenza A and B;
                                      I/II,            Lyme disease; malaria;
                                      hepatitis B,     human papillomavirus;
                                      influenza,       among others -
                                      malaria,         co-exclusive rights for
                                      strepto-         DPT; Haemophilus
                                      coccal           influenza b; otitis
                                      infections,      media; polio;
                                      AIDS)            tuberculosis; among
                                                       others - nonexclusive
                                                       rights for AIDS and
                                                       others

                                                       Wyeth-Lederle Vaccines
                                                       and Pediatrics -
                                                       co-exclusive rights for
                                                       DPT; Haemophilus in-
                                                       fluenza b; otitis media;
                                                       polio; among others

Adjuvants   Enhancement of            Preclinical      SmithKline Beecham -
            allergy vaccines                           exclusive rights in the
                                                       European Community,
                                                       Eastern Europe and Canada
                                                       - co-exclusive for the
                                                       rest of the world

Adjuvants   Enhancement of            Preclinical      SmithKline Beecham -
            cancer vaccines                            nonexclusive rights for
                                                       cancer vaccines

MELACINE    Stage IV (advanced)       Product          Biomira, Inc. (exclusive
melanoma    malignant melanoma        license          rights for Canada only)
theraccine                            applications     (1)
                                      being
                                      prepared for
                                      North
                                      America,
                                      Europe and
                                      Australia

            Stage II (early           Phase III
            stage) malignant
            melanoma (prevention
            of recurrence after
            surgery)



Product     Proposed Application      Status           Collaborator/Licensee
-------     --------------------      ------           ---------------------

MELACINE    Stage IV (advanced)       Phase III        Schering-Plough
melanoma    malignant melanoma                         Corporation
theraccine                                             collaboration
+ inter-
feron-alfa
2b

MPL-C       Prevention of             Phase II         None (1)
            ischemia-reperfusion
            injury in coronary
            artery bypass graft
            patients

DETOX       Enhancement of            Phase I/II       Biomira (exclusive to
            therapeutic vaccines      and pre-         specific antigens)
            (theraccine) for          clinical
            breast, lung,                              National Cancer Institute
            gastrointestinal,                          - collaboration
            ovarian, uterine,
            colon and prostrate
            cancers
____________________

(1) See "Marketing" on page 11

Infectious Disease Vaccines
---------------------------

The Company's immunostimulant technology appears to have beneficial application in the creation of vaccines for the prevention of viral and bacterial infections. The Company believes that current emphasis on preventive health care, the recent resurgence of certain previously controlled infectious diseases and the continued emergence of new diseases, such as AIDS and Lyme disease, will lead to greater use of prophylactic vaccines. The immunostimulating characteristics of MPL make it well suited for use as an adjuvant with various specific antigens for the creation of vaccines. Alum, the adjuvant historically used in approved vaccines, is proving to be inadequate for many new vaccine antigens, particularly those created with advanced DNA and subunit technology.

The Company has licensed its adjuvants to SmithKline Beecham ("SB") in three separate agreements for use in vaccines for infectious diseases SB is developing. The first agreement, signed in 1991, provides exclusive, worldwide use in defined SB vaccines for a number of primarily adult viral vaccines. The Company receives transfer payments for supplies of adjuvant and will receive royalties upon commercialization. SB is conducting human clinical testing with the Company's adjuvants for vaccines against herpes, hepatitis B, malaria and influenza. During 1996 SB continued to advance the development of several vaccines covered by this agreement including a clinical trial designed to test the efficacy of a novel herpes vaccine in an 800-couple study using a selected consort design. In the trial one partner in a couple has herpes and other does not. Data from this Phase III study may be available in 1997. If the data are favorable, SB could file a license application in 1998.

Early in 1997, THE NEW ENGLAND JOURNAL OF MEDICINE published data from SB and Walter Reed Army Institute of Research about a challenge study with an experimental malaria vaccine. The vaccine, which incorporated MPL immunomodulator and another adjuvant, achieved an efficacy rate of 86% against challenge infection by malaria-infected mosquitoes. SB said that a series of further clinical studies, including a limited field trial in West Africa, using the formulation incorporating MPL will be initiated in 1997 to determine duration of immunity and other aspects of the immune mechanisms involved. Malaria, for which no effective vaccine currently exists, causes more than 2 million deaths annually worldwide.

The second license agreement with SB was signed in 1992 for a group of bacterial infectious disease vaccines, including some pediatric vaccines. Under this agreement SB is actively evaluating a new generation of combination vaccines containing diphtheria, pertussis, tetanus, HAEMOPHILUS INFLUENZA b (meningitis) and polio antigens and is in early research with several other bacterial vaccines which use the Company's adjuvants. Pursuant to this agreement, the Company granted to SB a co-exclusive, worldwide license to use the Company's adjuvants commercially upon regulatory approval. In addition to an annual license fee, the Company receives transfer payments for supplies of the adjuvants and will be entitled to royalties from SB upon commercial sale of the vaccines.

Effective December 31, 1996, the Company entered into a third infectious disease vaccine license agreement granting SB an exclusive license to use the Company's adjuvants in a human papillomavirus ("HPV") (genital warts) vaccine, a co-exclusive license for a tuberculosis vaccine and non-exclusive license to use the Company's adjuvants in the development of additional infectious disease as well as other vaccines. In addition to annual license fees, the Company will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating the Company's adjuvants.

In 1995 the Company signed an option agreement with Cantab Pharmaceuticals Research, Lt. covering the use of MPL immumodulator as an adjuvant for inclusion in a therapeutic vaccine against HPV. SB has licensed Cantab's HPV antigen technology and is now developing a vaccine using the Company's adjuvants.

Effective in 1993, the Company entered into license and supply agreements with Wyeth-Lederle Vaccines and Pediatrics ("WLV&P"), a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation, for the co-exclusive use of the Company's adjuvants in the development of prophylactic vaccines, including pertussis, HAEMOPHILUS INFLUENZA b and STREPTOCOCCUS PNEUMONIAE and for supply by the Company of commercial quantities of adjuvants. The agreements with WLV&P provide for an annual license fee, transfer payments for supplies of adjuvants and for royalty payments upon commercial sale of vaccines. In 1996 WLV&P informed the Company that the FDA had allowed it to proceed with a Phase I human clinical study of a bacterial vaccine incorporating MPL immunomodulator as an adjuvant, which it initiated in late 1996.

The Company's strategy in the area of AIDS vaccines is to grant licenses on a nonexclusive basis. Additional preclinical and clinical data indicating the ability of the Company's adjuvants to stimulate important cellular immune responses to infectious disease vaccines were presented in late 1995. Researchers from the Walter Reed Army Institute of Research presented favorable animal data from an experimental AIDS vaccine incorporating a Company adjuvant. The AIDS vaccine has been formulated and is being tested in primates, which could lead to human clinical testing.

Cancer Theraccines
------------------

     A.  MELACINE Melanoma Theraccine

Melanoma is a cancer of the skin cells that produce the dark pigment melanin. While early stage melanoma is limited to the skin, it spreads to the liver, lungs and other organs in later stages. Prognosis is dire for patients with advanced disease. Median survival for advanced-disease patients is approximately 8 months using currently available chemotherapy. It was estimated that in 1996, melanoma was diagnosed in approximately 38,300 people in the United States, with an estimated 7,300 deaths due to the disease. Over the past 13 years the incidence of malignant melanoma in the United States has risen by 60% and is currently rising at a faster rate than any other cancer. Increased exposure to ultraviolet rays may be an important factor contributing to the increase in new cases of melanoma.

The Company is developing MELACINE, a therapeutic vaccine to treat melanoma. MELACINE uses melanoma tumor-associated antigens and DETOX immunostimulant to help the melanoma patient slow or stop the natural progression of the disease. During 1995 the Company began a meta-analysis of published survival data for patients with disseminated melanoma who received various available therapies. The meta-analysis, a recognized statistical method for combining results of several independent studies of a particular subject, reviewed the survival characteristics of nearly 5,400 patients with disseminated melanoma from more than 70 published clinical studies by leading melanoma researchers of various available therapies, including chemotherapy, interferon, interleukin-2, lymphokine-activated killer cells and other melanoma vaccines. The results of this meta-analysis were then compared with the median survival for a similar cohort of patients treated with MELACINE melanoma theraccine. A highly significant difference in median survival was observed with 11 months for evaluable MELACINE patients compared to 7.9 months for the other evaluable therapies included in the meta-analysis. MELACINE seems to also provide an advantage when compared to only those therapies available since 1985, which achieved a composite median survival of 8.5 months. Survival data for late-stage patients treated with MELACINE was determined in 1996 in an analysis of final data collected from the Company's first MELACINE Phase III study, which compared MELACINE therapy with an aggressive, experimental four-drug chemotherapy regimen. This analysis found no statistically significant survival advantage between MELACINE and the four-drug chemotherapy regimen, known also as the Dartmouth Protocol. However, the study found that during the treatment period, patients receiving MELACINE experienced significantly better quality of life compared to patients receiving chemotherapy. The only drugs approved by the FDA for melanoma are dacarbazine ("DTIC"), which has only limited effectiveness, and interferon alfa-2b ("INTRON A", Schering-Plough Corporation), which was only recently approved for post-operative therapy in patients whose tumors can be surgically removed. Based on the information it now has plus the fact that the cost of treatment with MELACINE is expected to be less than most other forms of treatment, the Company intends to submit product license applications for using MELACINE to treat late stage melanoma in North America, Europe and Australia.

A second clinical trial, which is sponsored by the National Cancer Institute ("NCI") and being conducted by the Southwest Oncology Group ("SWOG"), is designed to determine the ability of MELACINE to prevent recurrence of melanoma in Stage II (early stage) patients. These patients had their melanoma lesions surgically removed. In this study, MELACINE was given to half of the patients, and they are being compared to the other half of the patients in the study who do not receive treatment but are only observed. Patient accrual in this study was completed in 1996. The patient groups will be followed for two years, with final data analysis to begin in late 1998.

In 1995 the FDA allowed the Company to begin a third Phase III clinical trial. This study compares patients with Stage IV (disseminated) melanoma receiving the combined therapy of MELACINE and INTRON A interferon alfa-2B with a control arm of patients receiving only INTRON A. Malcolm S. Mitchell, M.D., at the University of California-San Diego, has been a principal investigator in the development of MELACINE. Dr. Mitchell published results from a pilot study of treatment with MELACINE followed by INTRON A in the first quarter of 1994. He reported that seven patients in the trial who responded to INTRON A had previously had an increase in a certain type of white blood cells as a result of previous immunotherapy with MELACINE. White blood cell response data was not available for the eighth responding patient. Dr. Mitchell suggested there may be synergy between the two drugs as indicated by a 44% overall clinical response rate (tumor regression) and extended survival in the responding melanoma patients in comparison to non-responders. The 44% response rate (8 of 18 patients) was higher than that obtained with either agent alone.

In 1992, the Company licensed to Biomira, Inc. ("Biomira") of Edmonton, Alberta, Canada, exclusive Canadian marketing rights to MELACINE. Biomira is responsible for conducting any necessary clinical trials and obtaining regulatory approval in Canada. In addition to license fees, the Company will receive transfer payments for supplies of MELACINE and will be entitled to royalties upon commercial sale of MELACINE in Canada.

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

     B.  Other Theraccines

In addition to MELACINE, the Company has participated in research programs and has established relationships to evaluate therapies that incorporate the Company's immunostimulants with tumor-associated antigens for the treatment of other types of cancers. In 1990, the Company entered into a collaboration with Biomira. Biomira produces synthetic carbohydrate antigens which can be combined with the Company's adjuvants to produce theraccines with potential application against breast, lung, gastrointestinal, ovarian and uterine cancers. Human clinical data have been published which demonstrate that the Company's DETOX B-SE adjuvant plays a key role in generating a significant immune response with Biomira's line of THERATOPE cancer theraccines. Biomira has licensed DETOX B-SE adjuvant from the Company for the clinical development and potential commercialization of THERATOPE theraccines. In 1996 Biomira announced final Phase II clinical data showing that its THERATOPE vaccine for breast cancer provides a median survival benefit of more than 26 months as compared to less than 10 months achieved historically with chemotherapy. Biomira has indicated that it is planning a Phase III study and that it may seek regulatory approval in 1997 based on the Phase II data.

During 1995 the Company completed a license and supply agreement with SB covering the use of the Company's adjuvants in cancer theraccines under development by SB.

Under the license/supply agreement, the Company has granted SB a non-exclusive, worldwide license to use its adjuvants commercially upon regulatory approval of SB's cancer vaccines. The Company will receive an annual license fee and milestone payments for each SB vaccine incorporating the Company's adjuvants that is submitted for regulatory review and subsequent milestone payments upon regulatory approval of each vaccine incorporating a Company adjuvant. In addition to transfer payments for commercial quantities of adjuvant, the Company will also receive royalties on any commercial sales of approved vaccines incorporating its adjuvants. These cancer vaccines are presently in the early stages of development and testing.

Other Vaccines
--------------

The Company added a significant opportunity in 1996 to its vaccine adjuvant franchise with the signing of a license/supply agreement covering the use of its adjuvants in allergy vaccines under development by SmithKline Beecham Pharma, a subsidiary of SB. This agreement provides SB Pharma with the right to use the Company's adjuvants commercially upon regulatory approval of SB Pharma's allergy vaccines. The Company will receive an annual license fee prior to, and minimum annual royalties subsequent to, regulatory approval of any SB Pharma allergy vaccines incorporating a Company adjuvant. The Company will also receive supply payments for clinical and commercial quantities of its adjuvants and royalties on any commercial sales of approved allergy vaccines incorporating the Company's adjuvants. These potential vaccines are presently in the early stages of development.

MPL-C Cardioprotectant
----------------------

Ischemia-reperfusion injury is the damage that can occur in tissue during the oxygen deprivation of ischemia and when blood flow is restored after such events as cardiovascular surgery, angioplasty or organ transplantation. Paradoxically, restoring blood flow to ischemic tissue may induce a complex series of events leading to both reversible and irreversible cardiac tissue damage beyond any damage that may have occurred during the ischemic period. It is believed that a significant factor in reperfusion injury is the generation of "free radical" molecules, which attack and damage cardiac tissue. Such damage may reduce cardiac function, and/or cause cardiac cell death.

MPL-C cardioprotectant has potential to be used prophylactically to address ischemia-reperfusion injury which can result from a number of cardiovascular surgical procedures. Each year in the United States more than 400,000 cardiovascular surgeries require stopping the heart, which can result in cardiac injury. More than 350,000 angioplasty procedures, which first reduce and then restore blood flow to the heart, are performed each year in the United States. Surgical procedures requiring cardiopulmonary bypass have been implicated to result in complications such as myocardial stunning and infarction, with clinically significant morbidity and mortality in the acute perioperative and postoperative period. A significant number of these patients are potentially at elevated risk for experiencing adverse long-term effects, including congestive heart failure.

It is well established in animal models that a phenomenon termed "preconditioning" can protect heart tissue from ischemia-reperfusion injury. Short periods of ischemia followed by reperfusion can protect a heart which is subsequently subjected to prolonged ischemia (as in surgical procedures). Most physicians do not consider it desirable to mechanically induce short periods of ischemia in patients prior to a surgical procedure to precondition and protect the heart. The Company has experimental evidence that MPL-C can preserve or enhance concentration of an important energy source in ischemic rabbit heart tissue and reduce degradation of adenosine (an endogenous protective molecule) to various metabolites in a fashion similar to that reported for ischemic preconditioning. Two distinct forms of preconditioning are now recognized: a short-lived form, which occurs within minutes of transient ischemia and lasts one to two hours, and a long-lived form, which reappears a number of hours following dissipation of the initial transient preconditioned state. The Company believes that a longer-lived preconditioning may be induced by the pre-surgical administration of MPL-C and that this form of preconditioning may offer substantial clinical benefit to patients at risk of ischemia-reperfusion injury. Preclinical data suggests that MPL-C may reduce all three manifestations of ischemia-reperfusion injury in open-heart surgery patients: infarction (irreversible damage), myocardial stunning (reversible damage) and arrhythmias (irregular, unstable heartbeats). At the 69th annual American Heart Association Scientific Meeting in November 1996, preclinical data was presented that demonstrated how MPL-C cardioprotectant significantly reduces heart muscle death caused by ischemia and reperfusion injury. The data showed that preventive use of MPL-C reduced cardiac infarct size nearly 75% as compared to
controls and helped to establish further the mode of action of MPL-C.   The
research was done at the Medical College of Wisconsin, Good Samaritan Hospital Heart Institute and the University of Southern California, in collaboration with the Company, and within the Company's laboratories.

During 1996 a Phase II(a) safety/activity clinical trial of MPL-C, which was started in 1993, continued in patients undergoing coronary artery bypass graft
(CABG) surgery who are at risk of ischemia-reperfusion injury. This study, which is randomized, placebo-controlled and double-blinded, is designed to determine the safety profile and activity of a single dose of MPL-C administered prior to CABG surgery. Various dose levels are being studied to determine a safe, active dose for possible further clinical testing. Based on the results of the Phase II(a) trial, the Company plans to initiate a 225 patient controlled Phase II(b) trial in the first half of 1997 in conjunction with the Cleveland Clinic. This study is designed to determine dose-response relationships and endpoints for MPL-C in a human clinical setting. This study may provide the Company with the data required to design a pivotal study as well as attract a corporate marketing partner to continue the clinical development of MPL-C.

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

The Company is aware that research is being conducted by others in areas in which the Company is seeking to establish commercial products. The Company's competitors might offer products which, by reason of price or efficacy, may be superior to any products that may be developed by the Company. There can be no assurance that the discovery and introduction of products by others will not render the Company's current or future products obsolete, or that the Company will otherwise be able to effectively compete with such competitors.

                                      MARKETING

The Company's revenues were derived from the following sources:


                                          1996          1995          1994
                                       ----------    ----------    ----------
                                                   (In Thousands)
Sales:
  Research products                    $   502           543           514
  Custom adjuvants and research
    products                             1,046           347           396
  Veterinary products                       -             56            88
  Other                                     11             7            10
                                        ------        ------        ------
     Total sales                         1,559           953         1,008




                                         1996           1995          1994
                                       ----------    ----------    ----------
                                                   (In Thousands)

Investment income, net                   1,017         1,216         1,460
Fees from licenses and
   contracts                             2,042         1,848         2,075
Other                                        5             6            11
                                        ------        ------        ------

     Total revenues                   $  4,623         4,023         4,554
                                        ======        ======        ======

Export sales                          $  1,205           294           351
                                        ======        ======        ======


The Company plans to license its products to marketing partners for all applications. It plans to file for marketing approval for MELACINE in North America, Europe and Australia in 1997 and grant marketing rights to a partner or partners within the United States and certain foreign countries in exchange for license fees, transfer payments, royalties and financial contributions toward the cost of obtaining marketing approval. The Company intends to manufacture MELACINE to supply worldwide demand and transfer finished product to its partner or partners. In the areas of vaccine adjuvants and ischemia-reperfusion injury, if clinical trial data are favorable, the Company intends to grant licenses to marketing partners in exchange for license fees, transfer payments and royalties on commercial sales, or a combination thereof. For vaccine adjuvant applications, the Company would manufacture its products as bulk intermediates for transfer to marketing partners for finishing and distribution. The Company is currently conducting a Phase II(a) dose escalation human clinical trial and plans to begin a Phase II(b) trial with MPL-C in the prevention of heart damage associated with open-heart surgery. These studies are intended to demonstrate safety and provide indications of efficacy. The Company will seek corporate partners to assist in the final stages of development and share the substantial financial risk of final development of MPL-C.

In the United States the Company markets its research products through direct mail, scientific journal and trade show advertising and markets them worldwide, generally to nonexclusive distributors. Export sales, consisting mainly of custom adjuvants and research products, were shipped primarily to Europe, Japan and Canada.

While the Company has made a decision to manufacture only health care products for humans in its manufacturing facility, it continues to produce a limited amount of veterinary adjuvant in appropriate conditions within its research facility for split manufacturing agreements. Under USDA regulations it is possible for a company that does not have a USDA license to manufacture certain components of veterinary products and ship them to a USDA-licensed animal health company for completion and distribution. Sales from split manufacturing agreements have not been significant for the last three years.

There can be no assurance that the Company will be successful in any of its proposed marketing efforts.

                               RESEARCH AND DEVELOPMENT

The primary source of new product candidates is internal research, except for the cell lines for the MELACINE melanoma theraccine antigens, which have been licensed from the University of Southern California for a royalty fee from commercial sales of MELACINE. Costs and expenses for research and development activities were $4,993,000 in 1994, $5,530,000 in 1995 and $6,203,000 in 1996.

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

The clinical testing program required for a new biopharmaceutical product principally involves three phases. However, in conducting actual clinical trials, the demarcation between phases at times becomes indistinct. Phase I studies are conducted on human volunteers or in healthy patients to determine the maximum tolerated dose and to discover the possible side effects of the substance. Phase II studies are conducted on groups of patients having a specific disease in order to determine the most effective doses and schedules of administration. Phase III involves wide-scale studies that are adequately controlled in order to provide statistically valid data on response rates which can be compared with current therapy, including drugs or biologics.

In the United States, data from Phase I, II and III trials are submitted in a PLA to the FDA. The PLA involves considerable data collection, verification and analysis. It also includes the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. PLA approval by the FDA is necessary before the product may be marketed in the United States.

During the PLA review period, in addition to consideration of the safety and efficacy data, the FDA also determines what labeling it will require and permit for marketing of the product. The agency may also require post-marketing testing and surveillance for possible adverse reactions as a condition of its approval.

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

The Company maintains an active trademark protection program in the United States and in those foreign countries where it expects to market its products. RIBIGEN veterinary anticancer agent, MELACINE melanoma theraccine, MPL immunomodulator and the Company's logo are registered trademarks in the United States. RIBIGEN is a registered trademark in several foreign countries. INTRON-A is a registered trademark of Schering-Plough Corporation and THERATOPE is a registered trademark of Biomira, Inc. In this document, registered trademarks are designated with capital letters.

                                      EMPLOYEES

As of December 31, 1996, the Company had 94 full-time and 4 part-time employees. The Company also uses outside consultants and collaborators to support and complement the activities of its scientific staff. The Company utilizes such persons to aid in specific research and development projects, rather than to act as a general scientific advisory board.

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

Item 3.   LEGAL PROCEEDINGS

The Company, the National Institutes of Health and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now the Department of Environmental Quality ["DEQ"]) in March 1991 that they had been identified as potentially responsible parties ("PRPs") for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company, seeking reimbursement of costs associated with its oversight activities. The DEQ recently dismissed this action reserving the right to refile. Additionally, in 1993 two landowners in the vicinity of the Landfill filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. In 1996 the court granted a motion for summary judgment dismissing the civil suits. Counsel for one of the plaintiffs filed a motion for reconsideration, which was denied. Counsel has appealed the District Court decision to the State Supreme Court on behalf of both plaintiffs. The Company is preparing a response to the appeal. In addition, Supreme Court rules require the parties to submit to non-binding mediation prior to the matter being heard by the Court. The Company is preparing for the mediation proceeding. As of December 31, 1996, the Company has a reserve of $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. At least some costs related to the civil suits have been and are expected to continue to be covered by insurance. However, the Company is unable to determine its potential liability with respect to the Landfill at this time. (See Note 7 of Notes to Financial Statements for a more complete discussion of these proceedings. However, the preceding discussion includes information with respect to the dismissal by the DEQ of their action seeking reimbursement and the appeal to the State Supreme Court by the plaintiffs in the civil suits. Both developments occurred subsequent to the date the financial statements, including Note 7, were issued.)

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of the Company. All executive officers are serving a current term of office which continues until the next Annual Meeting of Directors, which is expected to be held on or about April 30, 1997.


Name                            Age      Position and Period Served
----                            ---      --------------------------

Robert E. Ivy                   63       President, Chief Executive Officer and
                                         director of the Company since 1987;
                                         Chairman of the Board of Directors
                                         since 1989; director and Chairman of
                                         the Finance Committee of St. Patrick
                                         Hospital, Missoula, Montana, since
                                         1991; director of The International
                                         Heart Institute of Montana Foundation
                                         since 1995.

John L. Cantrell, Ph.D.         58       Executive Vice President and director
                                         of the Company since 1981.

Lonnie L. Bookbinder, Ph.D.,    50       Vice President-Director of Corporate
M.B.A.                                   Development of the Company since 1994;
                                         Vice President, Corporate Development
                                         of Nycomed-Salutar, Inc., a multi-
                                         national medical company, from 1992 to
                                         1994; Director, IN VIVO Products and
                                         Corporate Development of Immunomedics,
                                         Inc., an antibody based diagnostic
                                         imaging and therapeutic company, from
                                         1990 to 1992.

Vern D. Child, C.P.A.           52       Vice President-Finance of the Company
                                         since 1988; Treasurer since 1986;
                                         Assistant Secretary since 1989.



Name                            Age      Position and Period Served
----                            ---      --------------------------

Gary T. Elliott, Pharm.D.,      40       Vice President-Pharmaceutical
Ph.D.                                    Development of the Company since 1994;
                                         Director of Pharmaceutical Sciences
                                         from 1992 to 1994; Head Immunochemist
                                         from 1988 to 1992.

Ronald H. Kullick, R.Ph., J.D.  54       Vice President-Legal Counsel and
                                         Secretary of the Company since 1989.

Charles E. Richardson, Ph.D.    45       Vice President-Pharmaceutical
                                         Discovery of the Company since 1994;
                                         Director of Production, Engineering
                                         and Technical Services from 1989 to
                                         1994.

Kenneth B. Von Eschen           48       Vice President-Clinical Regulatory
Ph.D.                                    Affairs of the Company since 1994;
                                         Director of Clinical and Regulatory
                                         Affairs from 1992 to 1994; Manager of
                                         Clinical and Regulatory Affairs from
                                         1988 to 1992.


                                        PART II
                                        -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: RIBI. The high and low sales prices shown below were compiled from the monthly Summary of Activity reports provided by The Nasdaq Stock Market. The prices represent interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 3, 1997, the Company had approximately 1,617 stockholders of record.

                                  1996                         1995
                                  ----                         ----
                            High         Low             High         Low
                            ----         ---             ----         ---
First quarter             $ 6.88        4.75             4.63        3.38
Second quarter              6.25        4.13             4.75        3.38
Third quarter               4.88        3.50             6.25        3.75
Fourth quarter              4.38        3.13             6.50        3.88



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


                             1996       1995      1994       1993       1992
                             ----       ----      ----       ----       ----
                                  (In Thousands Except per Share Data)

Year Ended December 31,
----------------------
Sales & other revenues    $ 1,564        959     1,019        871      1,118

Licenses and contracts      2,042      1,848     2,075      1,307        135

Investment income, net      1,017      1,216     1,460        984        863

Net loss                   (5,589)    (5,317)   (3,790)    (3,684)    (3,603)

Net loss per common
  share                      (.30)      (.28)     (.20)      (.25)      (.27)

Dividends per common
  share                         -          -         -          -          -

Average number of
  shares outstanding       18,890     18,877    18,657     14,658     13,250

Research & development
  expenses                $ 6,203      5,530     4,993      3,730      2,993

December 31,
-----------

Cash, cash equivalents
  & investments           $14,512     19,824    25,967     29,140     17,806

Total assets               28,298     33,911    38,824     35,468     23,368

Long-term debt                  -          -         -          -          -

Stockholders' equity       26,847     32,427    37,338     34,557     22,790


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       GENERAL

Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net operating losses in each year since its inception and expects to incur additional losses for the next year, and probably longer. At December 31, 1996, the Company's accumulated deficit was approximately $35,636,000.

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

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations including (i) anticipated limited revenues from operations, (ii) anticipated receipt of milestone and transfer payments from research partners, (iii) expected levels of research and development spending, and (iv) the Company's cash requirements. In addition to the risks and uncertainties discussed with the forward-looking statements, there are a number of other factors that could cause actual results to differ materially from projected results, including but not limited to the following: levels of expenditure on and results of the Company's research and the impact of those results on milestone and transfer payments from partners, research results of other companies using the Company's products, competition from other companies, changes in government regulation, including price controls for newly developed drugs, and risk factors listed from time-to-time in the Company's SEC reports. Forward-looking statements herein are followed by an asterisk ("*").

                                RESULTS OF OPERATIONS

Revenues
--------

To date, the Company has received only limited revenues from commercial sales and sales of clinical supplies. The balance of the Company's revenues has been from contracts and licenses and investment income earned on cash balances and investments. The Company anticipates that its revenues from operations, which decreased from approximately $4,554,000 in 1994 to approximately $4,023,000 in 1995 and increased to approximately $4,623,000 in 1996, will continue to be limited for the next year, and probably longer.*

Fees from licenses and contracts decreased from $2,075,000 in 1994 to $1,848,000 in 1995 and increased to $2,042,000 in 1996. In 1994 the Company signed a license agreement with Wyeth-Lederle Vaccines and Pediatrics ("WLV&P"), a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation, for use of the Company's adjuvants in vaccines WLV&P is developing. The agreement was retroactive to 1993 resulting in the recognition of retroactive license fees in 1994. Late in 1995, the Company signed a third license and supply agreement with SmithKline Beecham ("SB"). This agreement is for the nonexclusive use of the Company's adjuvants in cancer vaccines under development by SB. The Company will receive an annual license fee and certain milestone payments, as well as transfer payments for supplies of adjuvant and royalties on commercial sales of approved cancer vaccines incorporating its adjuvants.* Additionally, late in 1995 Cantab Pharmaceuticals Research, Ltd. signed a one-year option agreement for a co-exclusive worldwide license to use MPL immunostimulant commercially upon regulatory approval of Cantab's vaccine being developed for treating and preventing genital warts. In 1996 increased revenues from the agreements signed in late 1995 more than offset revenue from a research contract with SB, which expired at the end of 1995. In 1996 the Company signed a fourth license agreement with SB for use of its adjuvants in allergy vaccines, and in January 1997 a fifth agreement was signed granting SB use of the Company's adjuvants in various vaccines being developed by SB. This most recent agreement, which is effective as of December 31, 1996, grants SB an exclusive license to use the Company's adjuvants in a human papillomavirus vaccine, a co-exclusive license for a tuberculosis vaccine and a non-exclusive license to use the Company's adjuvants in the development of additional infectious disease as well as other vaccines. In addition to annual license fees, the Company will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating the Company's adjuvant.*

Investment income decreased from $1,460,000 in 1994 to $1,216,000 in 1995 and decreased to $1,017,000 in 1996. The year-to-year reduction in investment income has been due substantially to reductions in the amount of invested funds during the periods. The average interest rate in the investment portfolio increased from approximately 5.35% at December 31, 1994 to 5.59% at December 31, 1995 and 6.03% at December 31, 1996. Additionally, in 1995 the Company sold investments in certain debt mutual funds for proceeds of $3,592,000, on which it realized an investment loss of $71,000. Approximately $3,033,000 of the proceeds were reinvested in debt securities with the intention of increasing future yield and reducing interest rate risk.

Purchases and Production
------------------------

Purchases and production costs increased from $751,000 in 1994 to $775,000 in 1995 and to $988,000 in 1996. Such costs were proportionately lower in 1996 than in 1994 and 1995 compared to sales. The Company completed an expansion of its manufacturing plant in 1994 and has been involved in the scale-up and refinement of some of its manufacturing processes, which resulted in additional costs in 1994 and 1995. Certain plant testing and validation efforts were incurred in 1996 and have continued into early 1997, as the Company prepares to file applications to market its MELACINE therapeutic melanoma vaccine.

Research and Development
------------------------

The Company incurred research and development expenses of approximately $4,993,000, $5,530,000, and $6,203,000 in 1994, 1995 and 1996, respectively.
The year-to-year increase principally reflects the increasing costs of expanding preclinical and clinical programs for the Company's products under development. These expenses consisted primarily of salaries, contract consulting costs and laboratory supplies. Labor costs decreased from approximately 49% of total research and development costs in 1994 to 47% in 1995 and 43% in 1996. Supply costs have ranged from 21% to 23% of total research and development expenses throughout three-year period. Contract consulting costs increased from approximately 17% of total research and development expenses in 1994 to 22% in 1995 and 27% in 1996. The year-to-year increase in expense can be attributed to increased clinical, preclinical and, in 1996, product licensing activities. The Company expects research and development expenses to be significantly higher in 1997 as it plans to open a controlled trial testing the efficacy of MPL-C cardioprotectant in preventing reperfusion injury in high-risk cardiac patients.* It also plans to file product license applications in North America, Australia and Europe for MELACINE melanoma theraccine and to accelerate patient accrual in its Phase III clinical trial testing MELACINE administered in conjunction with interferon alfa-2b to treat patients with late-stage melanoma.* Increased research and development expenses are dependent, among other things, on the Company's ability to attract study centers and patients to its clinical trials, the results experienced in the trials and the acceptance of regulatory filings by various regulatory agencies.

Selling, General and Administrative
-----------------------------------

This category of expense remained relatively flat at approximately $3,035,000 and $3,021,000 in 1995 and 1996, respectively, after increasing from $2,600,000 in 1994. During this three-year period, labor costs increased from $1,300,000 in 1994 to $1,636,000 in 1995 and decreased to $1,591,000 in 1996. In 1995 depreciation and amortization increased by $347,000 when compared to the previous year, and expenses related to the Bitterroot Valley Sanitary Landfill ("Landfill") increased by $99,000, net of insurance reimbursements. Offsetting these increases were decreases in advertising of research products and an increase in administrative and depreciation costs allocated to manufacturing, reflecting the start-up of the new plant in 1995. The Company allocates part of its administrative and depreciation costs to the cost of manufacturing products for sale and for use in clinical trials. Such costs allocated in each year 1994, 1995 and 1996 were $286,000, $638,000 and $808,000, respectively.

Net Loss
--------

The Company's net loss increased from $3,790,000 in 1994 to $5,317,000 in 1995 and to $5,589,000 in 1996. Its net loss per share over the same period was $.20 per share in 1994, $.28 per share in 1995 and $.30 per share in 1996.

Inflation has not had a material impact on the results of operations of the Company.

                           LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from the issuance and sale of equity securities, limited sales of products, interest earned on investments and payments under contract research and license agreements. The financing sources have, to date, enabled the Company to maintain adequate liquidity. Cash, cash equivalents and investments totaled approximately $14,512,000 at December 31, 1996, as compared to approximately $19,824,000 at December 31, 1995.

The principal uses of cash during 1996 were approximately $4,693,000 for operations and approximately $924,000 for plant and equipment. The Company used approximately 13% less cash in operations in 1996 than in 1995, reflecting on a cash basis increased revenues, which more than offset higher research and product development expenses. Increased cash basis revenues represent cash collected in January 1996 under license and option agreements, which were signed and effective in December 1995. Cash requirements for operating activities in 1997 are expected to increase significantly over 1996 levels.* While revenues are expected to increase in 1997, expenses are expected to continue to outpace revenue as the Company expands its work in clinical and regulatory areas. Projected cash requirements are dependent upon the Company receiving the revenues that are anticipated and conducting the research, particularly the clinical trials, that is projected. It is possible that sales could be lower, because customers may not order as much material as expected. It is also possible that patient accrual within planned clinical trials will be slower than anticipated or the results of the trials or other research will not be as expected.

The Company did not raise significant amounts of cash outside of operations during 1995 or 1996. In 1994 the Company's primary sources of cash were approximately $6,302,000 from the exercise of outstanding warrants and stock options and $578,000 from collections on notes receivable accepted in a 1992
private placement of common stock and warrants.   At December 31, 1996, the
Company had warrants and options outstanding to acquire shares and warrants which were issued in private placements in 1991 and 1992 at exercise prices ranging from $3.00 to $8.25 per share. All such warrants expire in 1997 if not exercised. In January 1997 the Company decided to extend the expiration date of the warrants and options, which expire in April 1997, to July 31, 1997 and reduce the exercise price of the options from $8.25 to $6.00 per share. The change was made to preserve for the Company the opportunity to raise additional capital at a very economical cost if the warrants are exercised. If exercised, the warrants and options in total could provide up to an additional $5,679,000 to the Company.* See Note 5 of Notes to Financial Statements.

During 1994 the Company constructed and equipped an expansion of its manufacturing plant with a total cost of approximately $6,652,000, of which approximately $715,000 was paid in 1995. The Company believes that this expansion enables it to meet anticipated manufacturing and other facility requirements for the foreseeable future.*

The Company will require substantial additional funds to continue its research and development programs and to commercialize its products under development. Future capital requirements will depend upon a number of factors, including the rate of expenditure on and the progress of the Company's research and development programs, the time and cost to obtain regulatory approvals, and demand for products based on the Company's technology. In January 1997, effective December 31, 1996, the Company issued approximately 1,103,000 common shares to SB for $4,000,000 pursuant to a private placement agreement. With this additional cash, the Company believes that its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 1999.*

See Note 7 of Notes to Financial Statements and Item 3, Legal Proceedings, on page 15 of this Annual Report on Form 10-K for discussions of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page
                                                                            ----


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . 25

Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . . . . . . . 26

Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . 27

Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . 28

Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . . . . . . . 29

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 30

                            RIBI IMMUNOCHEM RESEARCH, INC.

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ribi ImmunoChem Research, Inc.:

We have audited the accompanying balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribi ImmunoChem Research, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                   KPMG Peat Marwick LLP

Billings, Montana
January 20, 1997

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                    BALANCE SHEETS
                           (In Thousands Except Share Data)


                                                          December 31,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
Assets
------
Current assets:
  Cash and cash equivalents                        $      432           284
  Available-for-sale investment securities
    and accrued interest                               14,080         5,079
  Held-to-maturity investment securities
    and accrued interest                                  -           6,574
  Accounts receivable                                      52           725
  Inventories                                           1,268           983
  Other current assets                                    273           250
                                                     --------      --------

     Total current assets                              16,105        13,895

Held-to-maturity investment securities                    -           7,887
Property, plant and equipment, net                     11,601        11,580
Other assets, net                                         592           549
                                                     --------      --------

     Total assets                                  $   28,298        33,911
                                                     ========      ========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                 $      318           253
  Accrued liabilities                                     570           601
  Deferred revenue                                        563           630
                                                     --------      --------

     Total current liabilities                          1,451         1,484
                                                     --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par; 10,000,000
    authorized shares; none issued and
    outstanding                                           -             -
  Common stock, $.001 par; 30,000,000 authorized
    shares; 18,891,443 and 18,888,243 issued and
    outstanding in 1996 and 1995, respectively             19            19
  Additional paid-in capital                           62,492        62,460
  Unrealized investment holding losses                    (28)           (5)
  Accumulated deficit                                 (35,636)      (30,047)
                                                     --------      --------

     Total stockholders' equity                        26,847        32,427
                                                     --------      --------

     Total liabilities and stockholders'
       equity                                      $   28,298        33,911
                                                     ========      ========


See accompanying notes to financial statements.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               STATEMENTS OF OPERATIONS
                         (In Thousands Except per Share Data)

                                               Years Ended December 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------


Revenues:
  Sales                                  $    1,559         953       1,008
  Contracts and licenses                      2,042       1,848       2,075
  Investment income, net                      1,017       1,216       1,460
  Other, net                                      5           6          11
                                           --------    --------    --------
                                              4,623       4,023       4,554
Cost and expenses:
  Purchases and production                      988         775         751
  Research and development                    6,203       5,530       4,993
  Selling, general and administrative         3,021       3,035       2,600
                                           --------    --------    --------
                                             10,212       9,340       8,344
                                           --------    --------    --------

Net loss                                 $   (5,589)     (5,317)     (3,790)
                                           ========    ========    ========

Net loss per common share                $     (.30)       (.28)       (.20)
                                           ========    ========    ========

Average number of shares outstanding         18,890      18,877      18,657
                                           ========    ========    ========


See accompanying notes to financial statements.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                           (In Thousands Except Share Data)


                                                   Notes
                                                   Receiv-  Unreal-
                                Common   Addi-      able -   ized              Total
                                Stock    tional    Common   Holding   Accumu-  Stock-
                                (Par     Paid-in   Stock,   Gains     lated    holders'
                                (Value)  Capital   Net     (Losses)   Deficit  Equity
                                 -----   -------   -------  ------    -------  ------
Balance at December 31, 1993   $   17    56,053     (578)        5   (20,940)  34,557

Issuance of 1,200 shares
  under stock grant program       -           9      -         -         -          9
Issuance of 139,700 shares
  upon exercise of options        -         483      -         -         -        483
Issuance of 1,899,668 shares
  upon exercise of warrants         2     5,817      -         -         -      5,819
Compensation relating to
  stock options                   -          14      -         -         -         14
Collections and interest on
  notes receivable - common
  stock, net                      -         -        578       -         -        578
Unrealized loss on investment
  securities, net and other       -           1      -        (333)      -       (332)
Net loss                          -         -        -         -      (3,790)  (3,790)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1994       19    62,377      -        (328)  (24,730)  37,338

Issuance of 3,000 shares
  under stock grant program       -          12      -         -         -         12
Issuance of 14,050 shares
  upon exercise of options        -          40      -         -         -         40
Compensation relating to
  stock options                   -          31      -         -         -         31
Unrealized gain on investment
  securities, net                 -         -        -         323       -        323
Net loss                          -         -        -         -      (5,317)  (5,317)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1995       19    62,460      -          (5)  (30,047)  32,427

Issuance of 1,400 shares
  under stock grant program       -           6      -         -         -          6
Issuance of 1,800 shares
  upon exercise of options        -           6      -         -         -          6
Compensation relating to
  stock options                   -          20      -         -         -         20
Unrealized loss on investment
  securities, net                 -         -        -         (23)      -        (23)
Net loss                          -         -        -         -      (5,589)  (5,589)
                                -----    ------    -----     -----    ------   ------

Balance at December 31, 1996  $    19    62,492      -         (28)  (35,636)  26,847
                                =====    ======    =====     =====    ======   ======




See accompanying notes to financial statements.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              STATEMENTS OF CASH FLOWS
                                   (In Thousands)


                                                 Years Ended December 31,
                                             --------------------------------
                                               1996        1995        1994
                                             --------    --------    --------
Cash flows from operating activities:
  Net loss                                 $   (5,589)     (5,317)     (3,790)
  Adjustments to reconcile net loss
      to net cash used by operating
     activities:
    Depreciation and amortization                 935         817         470
    Common stock grants                             6          12           9
    Compensation relating to stock
      options                                      20          31          14
    Discount accretion                           (426)       (485)       (449)
    Abandoned patents and asset sales              18           8          (2)
    Changes in operating assets and
     liabilities:
      Accounts receivable                         673        (584)        (73)
      Accrued interest                             11          25          21
      Inventories                                (285)       (305)        193
      Other current assets                        (23)         40         (51)
      Accounts payable                             65        (122)        174
      Accrued liabilities                         (31)         22         103
      Deferred revenue                            (67)        442         (45)
                                             --------    --------    --------
        Net cash used by operating
         activities                            (4,693)     (5,416)     (3,426)
                                             --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                           (924)     (1,475)     (6,626)
  Payments for other assets                       (93)        (78)       (100)
  Proceeds from sale of assets                    -             3           3
  Proceeds from maturities of
   held-to-maturity securities                  3,121       7,239      12,977
  Proceeds from maturities and
   sales of available-for-sale securities       4,784       3,663         -
  Purchases of available-for-sale
   securities                                  (1,956)       (327)       (408)
  Purchases of held-to-maturity
   securities                                     (97)     (4,079)    (10,308)
                                             --------    --------    --------
        Net cash provided (used) by
          investing activities                  4,835       4,946      (4,462)
                                             --------    --------    --------

Cash flows from financing activities:
  Collections and interest on notes
    receivable - common stock, net                -           -           578
  Proceeds from exercise of warrants              -           -         5,819
  Proceeds from exercise of options                 6          40         483
  Other                                           -           -             1
                                             --------    --------    --------
        Net cash provided by financing
          activities                                6          40       6,881
                                             --------    --------    --------

Increase (decrease) in cash and cash
  equivalents                                     148        (430)     (1,007)

Cash and cash equivalents at beginning
  of year                                         284         714       1,721
                                             --------    --------    --------

Cash and cash equivalents at end of year   $      432         284         714
                                             ========    ========    ========


See accompanying notes to financial statements.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                            NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     OPERATIONS. Ribi ImmunoChem Research, Inc. (the "Company") was incorporated on January 9, 1981, and is principally engaged in the development of biopharmaceutical products that stimulate the immune system to generate a cascade of natural agents and signals to prevent and treat human disease. The Company also engages in related activities such as the custom formulation and sale of research products and contract research.

     REVENUE RECOGNITION. Revenues from the sale of research products are recognized when products are shipped to customers. Revenues from contract research are recognized as related expenses are incurred. Nonrefundable license fees received in connection with product license agreements are deferred and recognized over the term of the contract.

     CASH AND CASH EQUIVALENTS. In the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity on the date of acquisition of three months or less to be cash equivalents.

     INVESTMENT SECURITIES. Investment securities consist of marketable debt securities and mutual funds that have invested in marketable debt securities. Securities, which the Company expects to hold to maturity ("held-to-maturity"), are stated at cost and adjusted for amortization of premium and accretion of discount to the earlier of the call date or maturity using the interest method. All other securities ("available-for-sale") are recorded at fair value. Fair values of investment securities are based on quoted market prices.

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

                            RIBI IMMUNOCHEM RESEARCH, INC.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of 25 to 30 years for buildings and 3 to 12 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred. Significant betterments are capitalized.

     NET LOSS PER COMMON SHARE. Net loss per common share is based on the weighted average number of shares outstanding. Common share equivalents are not included in loss per share calculations as the effect is anti-dilutive.

     PATENTS AND OTHER ASSETS. Other assets consist principally of the costs of patents filed, deferred patent application costs and patent maintenance costs. Such costs are amortized on a straight-line basis over the estimated remaining useful lives of the patented technology ranging from 3 to 20 years. Unsuccessful patent application costs are expensed when the patent is denied or abandoned.

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

     STOCK-BASED EMPLOYEE COMPENSATION. From time-to-time the Company grants to its employees stock and/or options to purchase stock. In the case of stock grants, compensation expense is recognized by the Company at the time of the grant in the amount of the market value of the stock on the grant date. Compensation expense for the grant of stock options is recognized only when the market value of the underlying stock exceeds the exercise price of the stock option on the grant date. Any such compensation expense is charged to expense over the term that the options become exercisable.

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

     RECLASSIFICATION. Certain reclassifications have been made to the prior year financial statements to conform to the 1996 presentation of investments.

                            RIBI IMMUNOCHEM RESEARCH, INC.

(2)  Investment Securities

The following is a summary of the Company's investment securities as of December 31, 1996 and 1995:


                                                   Fair
                                     Amortized    Market   Unrealized  Unrealized
          December 31, 1996            Cost       Value       Gains      Losses
          -----------------          ---------  ---------  ----------  ----------
                                                  (In Thousands)
Available-for-sale:
  Mutual funds investing primarily
   in short to intermediate term
   securities of the U.S.
   Government and its agencies     $     4,945      4,849         -            96
  Securities of the U.S. Government
   and its agencies                      5,596      5,634          38         -
  Corporate mid-term notes               2,894      2,925          33           2
  Insured certificates of deposit          561        560         -             1
                                     ---------  ---------  ----------  ----------
                                        13,996     13,968          71          99
Accrued interest                           112        112         -           -
                                     ---------  ---------  ----------  ----------

                                   $    14,108     14,080          71          99
                                     =========  =========  ==========  ==========

         December 31, 1995
         -----------------

Available-for-sale:
  Mutual funds investing primarily
   in short to intermediate term
   securities of the U.S.
   Government and its agencies     $     5,084      5,079          30          35
                                     ---------  ---------  ----------  ----------

Held-to-maturity:
  Securities of the U.S. Government
   and its agencies                      8,150      8,140          13          23
  Corporate mid-term notes               5,898      6,037         152          13
  Insured certificates of deposit          290        289         -             1
                                     ---------  ---------  ----------  ----------
                                        14,338     14,466         165          37
Accrued interest                           123        123         -           -
                                     ---------  ---------  ----------  ----------

                                        19,545     19,668         195          72
Recorded unrealized losses                  (5) =========  ==========  ==========
                                     ---------
                                   $    19,540
                                     =========


Substantially all debt securities at December 31, 1996 mature within two years.

During 1996 the Company received $425,000 from sales of available-for-sale securities. Gains and offsetting losses realized on the sales each totaled approximately $3,000. During 1995 the Company received $3,592,000 from sales of available-for-sale securities. Losses totaling $71,000 were realized on the sales. Approximately $3,033,000 of the proceeds in 1995 were reinvested in debt securities with the intention of increasing future yield and reducing interest rate risk.

                            RIBI IMMUNOCHEM RESEARCH, INC.

(3)  Inventories

Inventories are as follows:

                                                     December 31,
                                              ---------------------------
                                                 1996             1995
                                              ----------       ----------
                                                     (In Thousands)
Raw materials                               $         96               99
Work in process                                    1,092              780
Finished goods                                        80              104
                                              ----------       ----------

                                            $      1,268              983
                                              ==========       ==========


(4)  Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                     December 31,
                                              ---------------------------
                                                 1996             1995
                                              ----------       ----------
                                                     (In Thousands)
Buildings                                   $      9,604            9,427
Equipment, furniture and fixtures                  6,519            5,779
                                              ----------       ----------
                                                  16,123           15,206
Less accumulated depreciation                      4,711            3,835
                                              ----------       ----------
                                                  11,412           11,371
Construction in progress                             -                 20
Land                                                 189              189
                                              ----------       ----------

                                            $     11,601           11,580
                                              ==========       ==========

(5)  Stockholders' Equity

The following table sets forth activity relative to warrants and options to acquire shares of common stock which were issued in common stock offerings in 1991 and 1992. All such warrants and options expire in 1997.


Year issued                     1991                     1992          Total
                       ----------------------     -----------------   -------
Exercise price       $   3.00    3.60    4.00       6.00       8.25
                       ======  ======  ======     ======     ======
                                        (In Thousands)

Total common shares     2,300     200     467        708         93     3,768

Exercised:
   1991                  (100)    -      (200)       -          -        (300)
   1992                  (209)    -      (267)       -          -        (476)
   1993                   -       -       -          -          -         -
   1994                (1,700)   (200)    -          -          -      (1,900)
   1995                   -       -       -          -          -         -
   1996                   -       -       -          -          -         -
                       ------  ------  ------    -------    -------   -------

Unexercised               291     -       -          708         93     1,092
                       ======  ======  ======    =======    =======   =======


                            RIBI IMMUNOCHEM RESEARCH, INC.

In January 1995 the Company reduced the exercise price from $11.55 to $6.00 per share and extended the expiration date from 1995 to 1997 on the warrants to purchase 708,000 common shares. In January 1997 the Company extended the expiration date on the warrants to purchase 708,000 common shares from April 1, 1997, to July 31, 1997. Additionally, the exercise price was reduced from $8.25 to $6.00 per share and the expiration date extended from April 1, 1997, to July 31, 1997, on options to purchase 93,000 common shares. The Company may call the warrants if its common stock trades at a price of $8.00 or more per share for a period of 20 consecutive trading days. The changes were made to preserve for the Company the opportunity to raise additional capital at a very economical cost if the warrants are exercised.

(6)  Stock Compensation Plans

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

The following table sets forth the activity in the stock grant program for the years ended December 31, 1996, 1995 and 1994:


                                      Years Ended December 31,
                                   ------------------------------
                                   1996        1995        1994
                                   ----        ----        ----
Shares available at beginning
 of year                           29,368      32,368      33,568
Shares granted                      1,400       3,000       1,200
                                   ------      ------      ------

Shares available at end
 of year                           27,968      29,368      32,368
                                   ======      ======      ======

Weighted average grant date
 fair value                      $   4.57        4.03        6.94
                                   ======      ======      ======


In 1996 the Company's stockholders approved the 1996 Stock Option Plan ("Plan"). Under the Plan all full- or part-time employees are eligible to receive incentive stock options and nonqualified stock options and certain directors and consultants are eligible to receive nonqualified stock options. Any option granted under the Plan may include a stock appreciation right (SAR) to surrender to the Company all, or a portion, of the option in exchange for cash or stock, the sum of which is equal to the value of the excess of fair market value of the common stock over the option price. The Plan provides for awarding options for a maximum of 900,000 shares with an exercise price not less than fair market value at the date of grant, except for options awarded to certain directors. Options are nontransferable and expire if not

                            RIBI IMMUNOCHEM RESEARCH, INC.

exercised within ten years from the date of the grant. Options can be exercised in cumulative installments over a vesting schedule set by the Company's Board of Directors. Through December 31, 1996, all options granted from the Plan to employees can be exercised in cumulative installments of 20% per year beginning on the date of the grant. Vesting of discounted stock options issued to certain directors is discussed below.

The Company also has a stock option plan that was approved by stockholders in 1986 (the "1986 Plan"). The 1986 Plan expired in 1996 and no new options can be granted under it. However, options already granted (1,359,000 shares, net of forfeited options) can be exercised for a period of ten years from the date of grant. The terms of the 1986 Plan were very similar to the ones described for the 1996 Plan. All options granted under the 1986 Plan, except for discounted stock options issued to certain directors, as discussed below, can be exercised in cumulative installments of 20% per year beginning on the date of the grant.

Both stock option plans provide for the issuance of nonqualified stock options with an exercise price which is 20% below the market price of the Company's common stock on the grant date. The discounted stock options may be awarded to directors who are not employees of the Company who elect to receive the discounted stock options rather than cash for all or a portion of their director fees. The directors are required to make the voluntary election at least six months prior to the beginning of each calendar year. The number of options to be granted is determined by dividing the amount of the foregone cash compensation by the amount of the per share price discount on the grant date. Such options are granted at the end of each calendar quarter and are fully vested on the grant date. The options, which expire if not exercised within ten years from the grant date, are exercisable after a six month period following the grant date.

During 1996 the Company's Board of Directors adopted the 1996 Directors' Stock Option Plan (the "Directors' Plan") for directors who are not employees of the Company, subject to stockholder approval. Stockholder approval will be requested at the 1997 Annual Stockholders' Meeting. The Directors' Plan provides for the award of nonqualified options to purchase a maximum of 210,000 shares of common stock. Each director who is not an employee was awarded options to purchase 30,000 shares on the later of the date the Directors' Plan was adopted or on the date they first became a director. In addition, immediately following each annual meeting of the Company's stockholders, each director who is not an employee who continues as an outside director after the meeting will be awarded options to purchase 500 common shares. The exercise price of the options is the market price on the date of the award. The options vest and can be exercised at the rate of 50% on the date of award and 25% on each anniversary of the award date. The options expire if not exercised within ten years of the award date. During 1996, options to purchase 150,000 shares were awarded under the Directors' Plan with an exercise price of $4.00 per share. None of the options have been exercised.

The following table sets forth the activity in the 1986 and 1996 Stock Option Plans and the 1996 Directors' Stock Option Plan for the years ended December 31, 1994, 1995 and 1996. There were no SAR's outstanding under the plans during the three-year period ended December 31, 1996.

                            RIBI IMMUNOCHEM RESEARCH, INC.


                        Options for Employees    Discounted Options
                            and Directors           for Directors
                        --------------------    --------------------
                                  Average                 Average      Total
                        Common    Exercise      Common    Exercise     Common
                        Shares      Price       Shares      Price      Shares
                        ------   -----------    ------   -----------   ------

Shares under option:
  Outstanding at
   December 31, 1993  1,023,675   $ 5.66        14,928     $ 5.09     1,038,603
  Granted               104,500     7.49        23,748       4.46       128,248
  Exercised            (119,700)    3.54           -          -        (119,700)
  Canceled              (28,900)    6.69           -          -         (28,900)
                      ---------                -------                ---------

 Outstanding at
   December 31, 1994    979,575     6.08        38,676       4.71     1,018,251
  Granted                96,000     3.92        19,720       3.65       115,720
  Exercised             (14,050)    2.81           -          -         (14,050)
  Canceled             (115,475)    6.20           -          -        (115,475)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1995    946,050     5.90        58,396       4.35     1,004,446
  Granted               432,779     5.26         9,568       3.34       442,347
  Exercised              (1,800)    3.19           -          -          (1,800)
  Canceled              (33,100)    6.24        (7,694)      4.42       (40,794)
                      ---------                -------                ---------

 Outstanding at
   December 31, 1996  1,343,929     5.44        60,270       4.18     1,404,199
                      =========                =======                =========

Options exercisable at:
  December 31, 1994     484,475   $ 5.80        24,345     $ 5.50       508,820
  December 31, 1995     591,700     5.90        51,378       4.32       643,078
  December 31, 1996     864,506     5.71        53,369       4.31       917,875

Ranges of exercise
prices and average months
(mo) to expiration of:

 Options outstanding at
  December 31, 1996
  $1.50 (46 mo)           2,000   $ 1.50           -      $  -            2,000
  $3.00-$4.90 (97 mo)   527,650     3.96        51,636      3.80        579,286
  $5.75-$7.50 (78 mo)   731,029     6.22         8,634      6.49        739,663
  $8.00-$8.63 (82 mo)    83,250     8.11           -         -           83,250
                      ---------                -------                ---------

                      1,343,929                 60,270                1,404,199
                      =========                =======                =========

 Options exercisable at
  December 31, 1996
  $1.50 (46 mo)           2,000   $ 1.50           -      $  -            2,000
  $3.00-$4.90 (82 mo)   244,050     3.80        44,735      3.89        288,785
  $5.75-$7.50 (73 mo)   559,406     6.30         8,634      6.49        568,040
  $8.00-$8.63 (81 mo)    59,050     8.12           -         -           59,050
                      ---------                -------                ---------

                        864,506                 53,369                  917,875
                      =========                =======                =========


                            RIBI IMMUNOCHEM RESEARCH, INC.

The Company has entered into a Stock Option Agreement with its Chief Executive Officer, President and Chairman ("CEO"). Pursuant to the 1987 agreement, and later agreements, the CEO was granted options to purchase 228,000 shares of common stock at prices ranging from $2.63 to $3.00 per share. All of the CEO's options under this agreement expire if not exercised by June 30, 1997. During 1994, the CEO exercised options to purchase 20,000 shares at a price of $3.00 per share. The CEO did not exercise any options in 1995 or 1996. At December 31, 1996, there are options outstanding to purchase 50,000 shares at $3.00 per share, all of which are exercisable. Additionally, the CEO has been granted options to purchase stock under the Company's stock option plans described above.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Standard"). The Standard, which is effective for reporting periods beginning after December 15, 1995, recommends procedures to account for stock based compensation plans. The Standard also allows companies the option to continue accounting for plans based on Accounting Principles Board Opinion No. 25 and related interpretations provided that they make certain additional disclosures. The additional disclosures include pro forma net income and earnings per share based upon the provisions of the Standard. Accordingly, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 in accounting for its employee stock based compensation plans. As a result, no compensation expense has been recognized relative to its employees where the exercise price of the option equaled or exceeded the stock's market value on the grant date. Compensation relative to directors who receive discounted stock options rather than cash for directors' fees totaled $8,000, $18,000 and $27,000 in 1996, 1995 and 1994, respectively.
Compensation recognized from the grant of stock totaled $6,000, $12,000 and $8,000 in 1996, 1995 and 1994, respectively. If compensation cost for the stock option plans would have been determined for employees and directors, other than directors receiving discounted options, consistent with the Standard, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:


                                                    1996          1995
                                                    ----          ----
Net loss (In Thousands)
    As reported                                  $  5,589         5,317
    Pro forma                                       6,018         5,365

Net loss per common share
    As reported                                  $   (.30)         (.28)
    Pro forma                                        (.32)         (.28)


The pro forma amounts include the fair value of stock options first vesting in the reporting year from options granted after December 15, 1994, as required by the Standard. During this phase-in period, the pro forma amounts are not likely to be representative of the effects on reported net loss and net loss per share for future years because options vest over several years and additional awards generally are made each year. The fair value has been determined using the Black-Scholes formula, which requires the Company to make several assumptions, some of which are listed below:

                            RIBI IMMUNOCHEM RESEARCH, INC.


                                                     Options Granted In
                                                     ------------------
                                                     1996          1995
                                                     ----          ----
Average risk-free interest rate (%)                   6.2           7.1

Average expected life (years)                         6.5           6.5

Average annualized expected volatility               .573          .573

Expected dividends                                   None          None


(7)  Commitments and Contingencies

The Company has an employment agreement with its Chief Executive Officer, President and Chairman, which currently provides for an annual salary of $258,000. The agreement requires the payment of the salary, adjustable annually, through June 30, 1998, unless there is termination for "cause."

The Company carries $10 million in product liability insurance for its products which are being used in clinical trials and is self-insured for product liability coverage for research products and veterinary products being marketed. In addition, the Company has agreed to indemnify its directors and officers for liabilities incurred as a result of their positions with the Company.

The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of the contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1997 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ could require the PRPs to implement further remediation should these wells not provide

                            RIBI IMMUNOCHEM RESEARCH, INC.

sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. The DEQ has filed an action against the Landfill, the operator of the Landfill and the Company seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. The Company has filed a response to the action. Because of these uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits name the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company filed answers to these suits denying any liability and in a motion for summary judgment, denied the injuries alleged. On October 11, 1996, the court granted the summary judgment and dismissed the plaintiffs' claims. A motion was filed on behalf of one of the plaintiffs to vacate the order or alternatively, to direct the entry of a final judgment as to all claims against the defendants. The court denied the plaintiffs' motion to vacate the order. Counsel for the plaintiff has indicated the intent to appeal the summary judgment order. This plaintiff has extended an offer to settle the matter for which the motion for reconsideration was filed. The Company and the other defendants are evaluating the offer. It is not possible at this time, to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company or the probability of adverse decisions.

As of December 31, 1996, the Company has a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting, settlement and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future costs are expected to be paid by insurance. None of the expected future insurance reimbursements have been included in the reserve. During 1994 the Company received $125,000 in insurance proceeds from one insurance company, which was in rehabilitation, in a one-time settlement of any claims associated with the Landfill issues. Net costs charged (credited) to operations during 1996, 1995 and 1994 were $13,000, $64,000 and $(35,000), respectively.

(8)  Income Taxes

The net operating loss carryforwards and tax credits available to reduce future Federal taxable income or related taxes and the year of expiration are approxi-mately as follows:

                            RIBI IMMUNOCHEM RESEARCH, INC.


                               Net                                Research and
                            Operating          Investment         Development
Expires December 31,          Loss               Credit              Credit
--------------------       ----------          ----------          ----------
                                    (In Thousands)
     1996                $        181                  26                   5
     1997                         314                   4                  14
     1998                         254                   7                  31
     1999                         328                   3                  50
     2000                         529                   9                  58
     2001                         251                   -                  76
     2002                         821                   -                  82
     2003                       2,272                   -                 128
     2004                       2,751                   -                 106
     2005                       2,606                   -                 115
     2006                       3,595                   -                 154
     2007                       4,488                   -                 198
     2008                       4,238                   -                 243
     2009                       4,574                   -                 343
     2010                       5,469                   -                 163
     2011                       5,631                   -                 188
                               ------              ------              ------
                         $     38,302                  49               1,954
                               ======              ======              ======


The tax effects of temporary differences that give rise to federal and state deferred tax assets and liabilities consist of the following:


                                                        December 31,
                                               -------------------------------
                                                  1996                1995
                                               ----------         ------------
                                                      (In Thousands)
Gross deferred tax assets:
  Net operating loss
    carryforwards                            $     15,781              13,579
  General business credit
    carryforwards                                   2,004               1,815
  Loss contingency reserve                             79                  79
  Employee benefits                                    89                  79
  Other                                                29                  21
                                              -----------         -----------
                                                   17,982              15,573
Valuation allowance                               (17,521)            (15,172)
                                              -----------         -----------
                                                      461                 401
                                              -----------         -----------

Gross deferred tax liabilities:
  Depreciation                                        355                 262
  Inventories                                         106                 139
                                              -----------         -----------
                                                      461                 401
                                              -----------         -----------
                                             $       -                   -
                                              ===========         ===========


The Company has provided a valuation allowance for deferred tax assets which management believes are not currently assured of being realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible.

The net increase in the valuation allowance for the years ended December 31, 1996, 1995, and 1994 was $2,349,000, $2,380,000 and $2,178,000, respectively.
Additionally,

                            RIBI IMMUNOCHEM RESEARCH, INC.

when subsequently recognized, approximately $849,000 of the valuation allowance will be credited to additional paid-in capital.

(9)  International Sales and Major Customers

The Company markets its research products worldwide, generally to nonexclusive distributors. During 1996, 1995 and 1994, export sales were 77%, 31% and 35% of total sales, respectively. Export sales were primarily to Europe, Japan and Canada.

In early January 1997, effective December 31, 1996, the Company entered into another license agreement with SmithKline Beecham ("SB"). The Company now has a total of five license agreements with SB for use of the Company's adjuvants in various vaccines being developed by SB. SB is developing vaccines, which include the Company's adjuvants, for indications in infectious diseases, cancer and allergies. The agreements generally provide for payment to the Company of license fees and supply payments, as well as royalties upon commercialization of SB's vaccines. The agreements grant SB exclusive rights to the Company's adjuvants for use in vaccines for some diseases and co-exclusive or non-exclusive rights for others. In 1992 the Company entered into a one-year research and collaboration agreement with SB pursuant to which the Company performed research for SB related to certain adjuvants and vaccines. The research was funded by SB and the agreement was renewed for the years 1994 and 1995. The Company also sells adjuvants and research products to SB. Revenues from all transactions with SB were 48% of total revenue in 1996, 31% in 1995 and 26% in 1994.

As of December 31, 1996, S.R. One Limited, a subsidiary of SB, held 750,608 shares, or 4% of the Company's common stock. Early in 1997, effective December 31, 1996, SB purchased 1,103,448 additional shares from the Company for $4,000,000 bringing its total ownership to 9.3% of the Company's outstanding common stock. SB has the right to make an additional equity investment of up to $2,000,000 at any time through January 1, 1999. Also, with the stock purchase SB acquired warrants to purchase 500,000 shares of stock at $5.00 per share.
The warrants expire if not exercised by January 1, 2000.

The Company has granted Wyeth-Lederle Vaccines and Pediatrics ("WLV&P") (a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation) a worldwide co-exclusive license to use the Company's adjuvants commercially upon regulatory approval of certain vaccines being developed by WLV&P. In addition to an annual license fee, the Company will receive transfer payments for supplies of adjuvant and will be entitled to royalties upon commercial sale of vaccines. Revenues received from WLV&P were 17% of the Company's total revenue in 1996, 19% in 1995 and 25% in 1994.

(10) Employee Benefits

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches 30% of employee contributions of up to 6% of compensation. The amount charged against income in 1996, 1995 and 1994 was $58,000, $52,000 and $44,000, respectively.

Additionally, the Company provides other employee benefits including health insurance for employees who are actively employed. Charges against income for health insurance were approximately $168,000, $198,000 and $147,000 in 1996, 1995 and 1994, respectively.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has filed with the Securities and Exchange Commission a Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 30, 1997. The information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is set forth in such Definitive Proxy Statement in the sections entitled "Election of Directors," "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensa-tion" and "Directors Compensation" on pages 1 through 11. Those portions of such Definitive Proxy Statement containing such information are incorporated herein by this reference. Information regarding the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                       PART IV
                                       -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following financial statements of Ribi ImmunoChem Research, Inc., are filed with this Report on Form 10-K under Item 8 of Part II on pages 24 through 41:

          Independent Auditors' Report

          Balance Sheets as of December 31, 1996 and 1995

          Statements of Operations for the years ended December 31, 1996, 1995 and 1994

          Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

   *10.6       Third amendment dated April 25, 1991, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on August 9, 1991, as Exhibit 10.3 to Registrant's report on Form 10-Q dated June 30, 1991, File
               No. 0-11094. Said Exhibit 10.3 is incorporated herein by this reference.

   *10.7       1986 Stock Option Plan (as amended and restated effective April
               29, 1992).  This plan was filed on August 5, 1992, as Exhibit
               10.2 to Registrant's report on Form 10-Q dated June 30, 1992,
               File No. 0-11094. Said Exhibit 10.2 is incorporated herein by this reference.


Exhibit No.    Description and Incorporation by Reference - Continued
-----------    ------------------------------------------

  *10.8        1996 Stock Option Plan adopted by stockholders on April 24,
               1996.  This plan was filed on March 18, 1996, as Appendix A to
               Registrant's definitive proxy statement for the Annual
               Stockholders' Meeting held on April 24, 1996, File No. 0-11094.
               Said Appendix A is incorporated herein by this reference.

  *10.9        1996 Directors' Stock Option Plan adopted by the Board of
               Directors on July 24, 1996. Stockholder approval will be requested at the Annual Meeting of Stockholders which will be held on April 30, 1997. This plan was filed on March 19, 1997, as Appendix A to Registrant's definitive proxy statement for such Annual Meeting of Stockholders, File No. 0-11094. Said
               Appendix A is incorporated herein by this reference.

 **24          Consent of independent auditors.

***27          Financial Data Schedule.


  *Management contract or compensatory plan or arrangement
 **Filed herewith
***Filed only electronically

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RIBI IMMUNOCHEM RESEARCH, INC.


Date:      March 26, 1997         By:    /s/ Robert E. Ivy
       ----------------------          -----------------------------------------
                                  Robert E. Ivy, Chief Executive Officer,
                                  President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      March 26, 1997         By:    /s/ Robert E. Ivy
       ----------------------          -----------------------------------------
                                  Robert E. Ivy, Chief Executive Officer,
                                  President and Chairman of the Board (principal
                                  executive officer)


Date:      March 26, 1997         By:    /s/ Vern D. Child
       ----------------------          -----------------------------------------
                                  Vern D. Child, Vice President Finance and
                                  Treasurer (principal financial and accounting
                                  officer)


Date:      March 26, 1997         By:    /s/ John L. Cantrell
       ----------------------          -----------------------------------------
                                  John L. Cantrell, Executive Vice President and
                                  Director


Date:      March 26, 1997         By:    /s/ Philipp Gerhardt
       ----------------------          -----------------------------------------
                                  Philipp Gerhardt, Director


Date:      March 26, 1997         By:    /s/ Paul Goddard
       ----------------------          -----------------------------------------
                                  Paul Goddard, Director


Date:      March 26, 1997         By:    /s/ Mark I. Greene
       ----------------------          -----------------------------------------
                                  Mark I. Greene, Director


Date:      March 26, 1997         By:    /s/ Thomas N. McGowen, Jr.
       ----------------------          -----------------------------------------
                                  Thomas N. McGowen, Jr., Director


Date:      March 26, 1997         By:    /s/ Frederick B. Tossberg
       ----------------------          -----------------------------------------
                                  Frederick B. Tossberg, Director

                              RIBI IMMUNOCHEM RESEARCH, INC.

                                    EXHIBIT INDEX


Exhibit No.    Description and Incorporation by Reference                        Page
----------     ------------------------------------------                   ----
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

 *10.3         Amendment dated November 1, 1988, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.3 to Registrant's report on Form 10-K dated December 31, 1988,
               File No. 0-11094. Said Exhibit 10.3 is incorporated herein by this reference.

 *10.4 Amendment dated January 30, 1989, to the Employment Agree-ment with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on March 13, 1989, as Exhibit 10.4 to Registrant's report on Form 10-K dated December 31, 1988,
               File No. 0-11094. Said Exhibit 10.4 is incorporated herein by this reference.

 *10.5         Second amendment dated March 5, 1990, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on May 4, 1990, as Exhibit 10.1 to Regis-trant's report on Form 10-Q dated March 31, 1990, File No. 0-
               11094. Said Exhibit 10.1 is incorporated herein by this reference.

 *10.6         Third amendment dated April 25, 1991, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987. This agreement was filed on August 9, 1991, as Exhibit 10.3 to Registrant's report on Form 10-Q dated June 30, 1991, File
               No. 0-11094. Said Exhibit 10.3 is incorporated herein by this reference.



                            RIBI IMMUNOCHEM RESEARCH, INC.

                                    EXHIBIT INDEX



Exhibit No.    Description and Incorporation by Reference - Continued       Page
----------     ------------------------------------------                   ----

  *10.7        1986 Stock Option Plan (as amended and restated effective
               April 29, 1992).  This plan was filed on August 5, 1992, as
               Exhibit 10.2 to Registrant's report on Form 10-Q dated
               June 30, 1992, File No. 0-11094. Said Exhibit 10.2 is incorporated herein by this reference.

  *10.8        1996 Stock Option Plan adopted by stockholders on April 24,
               1996. This plan was filed on March 18, 1996, as Appendix A to Registrant's definitive proxy statement for the Annual
               Stockholders' Meeting held on April 24, 1996, File No.
               0-11094. Said Appendix A is incorporated herein by this reference.

  *10.9        1996 Directors' Stock Option Plan adopted by the Board of
               Directors on July 24, 1996. Stockholder approval will be requested at the Annual Meeting of Stockholders which will be held on April 30, 1997. This plan was filed on March 19, 1997, as Appendix A to Registrant's definitive proxy statement for such Annual Meeting of Stockholders, File No.
               0-11094. Said Appendix A is incorporated herein by this reference.

 **24          Consent of independent auditors.                              48

***27          Financial Data Schedule.


  *Management contract or compensatory plan or arrangement
 **Filed herewith
***Filed only electronically

                                                  Exhibit 24


KPMG Peat Marwick LLP
1000 First Interstate Center
401 N. 31st Street
P.O. Box 7108
Billings, MT  59103



                              Accountants' Consent



The Board of Directors
Ribi ImmunoChem Research, Inc.:

We consent to incorporation by reference in the registration statements No. 33-6513, No. 333-18341 and No. 33-73478 filed on Form S-8 and registration statements No. 33-44391, No. 33-48713 and No. 33-69984 filed on Form S-3 of Ribi ImmunoChem Research, Inc. of our report dated January 20, 1997, relating to the balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Ribi ImmunoChem Research, Inc.


                                         KPMG Peat Marwick LLP

Billings, Montana
March 24, 1997