Form 10-Q
period 1997-03-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1997-05-09
CIK 352331

===============================================================================
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 1997

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from ____________________ to ___________________

Commission File Number     0-11094
                         -----------



                            RIBI IMMUNOCHEM RESEARCH, INC.
                (Exact name of registrant as specified in its charter)

        Delaware                               81-0394349
------------------------     --------------------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

                 553 Old Corvallis Road, Hamilton, MT 59840
-------------------------------------------------------------------------------
                (Address of principal executive offices and zip code)

Registrant's telephone number, including area code       (406) 363-6214
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No _____
                                    -----





As of April 30, 1997, there were 20,001,391 shares of common stock outstanding.




================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX


                                                                            Page
                                                                          Number
                                                                          ------


PART I.     FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . .3
---------------------------------

Item 1.   Financial Statements:

          Condensed Balance Sheets
          March 31, 1997 (Unaudited)
          and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .4

          Condensed Statements of Operations
          Three months ended March 31,
          1997 and 1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . .5

          Condensed Statements of Cash Flows
          Three months ended March 31,
          1997 and 1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . .6

          Notes to Condensed Financial Statements
          (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . .7


Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .9


PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 11
-----------------------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
----------

                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.     FINANCIAL INFORMATION
---------------------------------


Item 1.   Financial Statements

     The condensed balance sheet as of March 31, 1997, the condensed statements of operations and the condensed statements of cash flows for the three-month periods ended March 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods indicated have been made. Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The results of operations for the three month period ending March 31, 1997, are not necessarily indicative of results expected for the full year 1997.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)

                                            March 31,    December 31,
                                              1997          1996
                                           -----------   -----------
                                           (Unaudited)
Assets
------

Current assets:
  Cash and short-term deposits                $    878           432
  Available-for-sale investment securities      16,104        14,080
  Trade accounts receivable                         66            52
  Inventories                                    1,382         1,268
  Other current assets                             240           273
                                               -------       -------

     Total current assets                       18,670        16,105

Property, plant and equipment, net              11,547        11,601

Other assets, net                                  588           592
                                               -------       -------

                                              $ 30,805        28,298
                                               =======       =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                            $    169           318
  Accrued liabilities                              645           570
  Deferred revenue                                 918           563
                                               -------       -------

     Total current liabilities                   1,732         1,451
                                               -------       -------

Stockholders' equity:
  Preferred stock                                 -             -
  Common stock                                      20            19
  Additional paid-in capital                    66,479        62,492
  Unrealized investment losses                    (128)          (28)
  Accumulated deficit                          (37,298)      (35,636)
                                               -------       -------

     Total stockholders' equity                 29,073        26,847
                                               -------       -------

                                              $ 30,805        28,298
                                               =======       =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                         (In Thousands Except per Share Data)
                                     (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                               1997           1996
                                               ----           ----
Revenues:
  Sales                                    $    195            300
  Contracts and licenses                        650            485
  Investment income                             241            274
  Other, net                                      1              2
                                            -------        -------

     Total revenues                           1,087          1,061
                                            -------        -------

Costs and expenses:
  Purchases and production                      215            185
  Research and development                    1,743          1,508
  Selling, general and administrative           792            767
                                            -------        -------

     Total costs and expenses                 2,750          2,460
                                            -------        -------

     Net loss                              $ (1,663)        (1,399)
                                            =======        =======

Net loss per common share                  $   (.08)          (.07)
                                            =======        =======

Average number of shares outstanding         19,729         18,889
                                            =======        =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  1997          1996
                                                  ----          ----
Cash flows from operating activities:
  Net loss                                      $ (1,663)     (1,399)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                  246         227
      Common stock grants                             10           1
      Compensation relating to stock options           1         -
      Discount accretion                             (39)        (69)
      Asset sales and abandoned patents              -            (1)
      Changes in operating assets and
        liabilities                                  187         162
                                                 -------     -------
      Net cash used by operating activities       (1,258)     (1,079)
                                                 -------     -------

Cash flows from investing activities:
  Capital expenditures                              (178)       (136)
  Payments for other assets                          (24)        (20)
  Proceeds from maturities of held-to-
    maturity investment securities                   -         1,428
  Proceeds from maturities and sales of
    available-for-sale investment securities       2,077         425
  Purchases of available-for-sale
    investment securities                         (4,162)         (3)
                                                 -------     -------
      Net cash provided (used) by
        investing activities                      (2,287)      1,694
                                                 -------     -------

Cash flows from financing activities:
  Sale of stock, net                               3,977         -
  Proceeds from exercise of options                   14           5
                                                 -------     -------
      Net cash provided by financing
        activities                                 3,991           5
                                                 -------     -------

      Net change in cash and short-term
        deposits                                     446         620

Cash and short-term deposits at beginning
  of period                                          432         284
                                                 -------     -------

Cash and short-term deposits at end
  of period                                     $    878         904
                                                 =======     =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   Inventories
     -----------

     Inventories are as follows:


                                March 31,      December 31,
                                  1997             1996
                               -----------     -----------
                                     (In Thousands)
     Raw materials             $    81                96
     Work in process             1,228             1,092
     Finished goods                 73                80
                                 -----             -----

                               $ 1,382             1,268
                                 =====             =====


2.   Sale of Common Stock
     --------------------

     In January 1997, effective December 31, 1996, SmithKline Beecham ("SB") purchased 1,103,448 shares of common stock for $4,000,000. SB has the right to make an additional equity investment of up to $2,000,000, at the then market price, any time through January 1, 1999. With the stock purchase, SB also acquired warrants to purchase 500,000 shares of stock at $5.00 per share. The warrants expire if not exercised by January 1, 2000. Including the 750,608 shares owned by S.R. One limited, a subsidiary of SB, approximately 9.3% of the Company's outstanding common stock was owned by SB on March 31, 1997.

3.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 that the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of the contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1997 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million of more. In 1996 the DEQ filed an action against the Company, the Landfill and the owner of the Landfill seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. For procedural reasons, the DEQ dismissed this action but recently re-initiated the action against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The Company is in the process of preparing a response to the action. Because of these uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

     Two landowners in the vicinity of the Landfill have filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits name the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company filed answers to these suits denying any liability and in a motion for summary judgment, denied the injuries alleged. On October 11, 1996, the court granted the summary judgment and dismissed the plaintiffs' claims. Counsel for one of the plaintiffs filed a motion for reconsideration, which was denied. Counsel has appealed the District Court decision to the State Supreme Court on behalf of both plaintiffs. The Company is preparing a response to the appeal. In addition, Supreme Court rules require the parties to submit to non-binding mediation prior to the matter being heard by the Court. The matter is currently in the mediation process. It is not possible at this time to predict whether additional civil suits will be filed, the outcome of the pending suits or the potential financial impact on the Company or the probability of adverse decisions.

     As of March 31, 1997, the Company has accrued a reserve of approximately $190,000 primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP and the civil suits. Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance, none of which have been accrued. Net costs charged against operations during the first quarters of 1997 and 1996 were $1,000 and $7,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At March 31, 1997, the Company's accumulated deficit was approximately $37,298,000.

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

Results of Operations
---------------------

     During the first quarter of 1997 the Company incurred a net loss of $1,663,000 compared to a net loss of $1,399,000 in the first quarter of 1996. The greater net loss reflects slightly higher total revenues and increased expenses, mainly research and development.

     Revenues were higher in the first quarter of 1997 compared to the same period in 1996, primarily because of increased revenues from license fees. In January 1997, effective December 31, 1996, the Company entered into a fifth license agreement with SmithKline Beecham. The agreement grants SB an exclusive license to use the Company's adjuvants in a human papillomavirus ("HPV") (genital warts) vaccine, a co-exclusive license for a tuberculosis vaccine and non-exclusive license to use the Company's adjuvants in the development of additional infectious disease as well as other vaccines. In addition to annual license fees, the Company will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating the Company's adjuvants.* If the results of further testing are not favorable or if market conditions change, it is possible that SB will not develop or sell vaccines for these indications.

     Partially offsetting higher license fees, sales were down 35% in the first quarter of 1997 compared to the first quarter of 1996. The Company is preparing a commercial license application for MELACINE melanoma theraccine. Part of the application requires the Company to validate its manufacturing plant and processes. During the first quarter of 1997, the plant was the subject of the validation effort and thus, not available to produce material for sale. The Company believes that sales will increase during the remainder of 1997 over 1996 levels.* However, it is possible that customers will not order or that the Company may not be able to produce all of the materials it now expects to sell.

     Investment income was down approximately 12% in the first quarter of 1997 compared to the same quarter in 1996 due substantially to a reduction in the amount of invested funds.

     Even though sales were lower in the first quarter of 1997 compared to the first quarter of 1996, purchases and production costs increased during the same respective periods in 1997 and 1996. The increase in costs in relation to sales results from lower plant throughput during the first quarter of 1997 due to the validation effort. As plant throughput increases, the cost per unit should decrease until plant capacity is reached.* It is possible that material, labor and other costs will be higher than expected or that throughput will not reach the levels expected.

     Research and development expenses increased 16% during the first quarter of 1997 over the same quarter in 1996. The Company is conducting a Phase III human clinical trial using MELACINE therapeutic vaccine with interferon alfa-2b to treat stage IV (late stage) melanoma patients. Expenses for this trial were higher in 1997 as the rate of patients being accrued to the trial increased.
The Company is nearing completion of a commercial license application, which it expects to file in Canada during the second quarter of 1997.* The Company also plans to file applications in Europe, the United States and Australia later in the year.* Significant work on the application for Canada did not begin until the third quarter of 1996 and continued through the first quarter of 1997. It is possible that completion of the various applications will require more time than expected or that any or all of the regulatory agencies in the countries where the applications are filed will not accept the filings for detailed review. It is also possible that one or all of the applications will not be approved once accepted for review. Expenses were also higher in the first quarter of 1997 as the Company continued a dose escalation Phase II(a) safety human clinical trial and continued preparing for a Phase II(b) controlled human clinical trial in which cardiac bypass patients are treated prior to surgery with MPL-C cardioprotectant to prevent or reduce cardiac ischemia reperfusion injury. Recent preclinical studies have indicated that MPL cardioprotectant can provide almost immediate protection from ischemia reperfusion injury as opposed to previous data, which required prophylactic administration of the drug nine to twelve hours prior to initiation of coronary bypass procedures. This new data suggests a much more pragmatic approach with broader applications if duplicated in human studies. Given this new opportunity, the planned Phase II(b) study of MPL-C by the Cleveland Clinic has not been initiated and the Phase II(a) study of MPL-C discontinued. Increased research and development expenses in the first quarter of 1997 were partially offset by charges in the first quarter of 1996 for non-GMP (Good Manufacturing Practices) material manufactured in process scale-up work in late 1995 and early 1996.

Financial Condition
-------------------

     During the first quarter of 1997 the Company used $1,258,000 in operations, which was $179,000 more than was used in the first quarter of 1996. The increased cash burn in the first quarter of 1997 results primarily from the increased net loss. The Company expects cash flows used in operations for the year 1997 to continue to exceed those in the year 1996 as research and development expenditures are expected to continue higher than they were in 1996 for the remainder of the year.* Projected cash requirements are dependent upon the Company receiving revenues that are anticipated and conducting the projected research and clinical trials.

     In January 1997, effective December 31, 1996, SB purchased 1,103,448 shares of the Company's common stock for $4,000,000. With this additional funding, the Company believes its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 1999.* However, it is possible that revenues from license agreements, product sales and investments could be lower than anticipated and/or operating costs and expenses could be higher than anticipated which could result in having sufficient capital for a period less than through 1999.

     See Note 3 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill.


PART II.    OTHER INFORMATION
-----------------------------


Item 1.   Legal Proceedings

     (a) See Note 3 of the Notes to Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (Filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES
----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RIBI IMMUNOCHEM RESEARCH, INC.
                    ------------------------------
                           (Registrant)




May 9, 1997         By   /s/ Vern D. Child
                      -------------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)