Form 10-Q
period 1997-06-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1997-08-12
CIK 352331

=========================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                 __________________

                                      FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1997

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from _________________ to ________________

Commission File Number   0-11094
                         -------


                           RIBI IMMUNOCHEM RESEARCH, INC.
               (Exact name of registrant as specified in its charter)



        Delaware                           81-0394349
------------------------     --------------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

               553 Old Corvallis Road, Hamilton, MT 59840
-------------------------------------------------------------------------
          (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (406) 363-6214
                                                   --------------




Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                      -----        -----


As of July 31, 1997, there were 20,295,923 shares of common stock outstanding.


=========================================================================

                           RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3
-------------------------------


Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          June 30, 1997 (Unaudited)
          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations
          Three months and six months ended
          June 30, 1997 and 1996 (Unaudited). . . . . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Six months ended June 30, 1997 and
          1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 11
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
----------

                           RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.   Financial Statements

     The condensed balance sheet as of June 30, 1997, the condensed statements of operations for the three month and six month periods ended June 30, 1996 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The results of operations for the three month and six month periods ended June 30, 1997, are not necessarily indicative of results expected for the full year 1997.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                              CONDENSED BALANCE SHEETS
                                   (In Thousands)

                                             June 30,       December 31,
                                              1997              1996
                                           ------------     ------------
                                            (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                 $    618              432
     Available-for-sale investment
       securities                                15,146           14,080
     Accounts receivable                            290               52
     Inventories                                  1,439            1,268
     Other current assets                           179              273
                                                -------          -------
          Total current assets                   17,672           16,105

Property, plant and equipment, net               11,435           11,601

Other assets, net                                   603              592
                                                -------          -------
                                               $ 29,710           28,298
                                                =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                          $    203              318
     Accrued expenses                               746              570
     Deferred revenue                             1,167              563
                                                -------          -------
          Total current liabilities               2,116            1,451
                                                -------          -------
Stockholders' equity:
     Preferred stock                               -                -
     Common stock                                    20               19
     Additional paid-in capital                  66,504           62,492
     Unrealized investment holding
      (losses)                                      (87)             (28)
     Accumulated deficit                        (38,843)         (35,636)
                                                -------          -------
          Total stockholders' equity             27,594           26,847
                                                -------          -------
                                               $ 29,710           28,298
                                                =======          =======

See accompanying notes.
                                          4

                           RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                        (In Thousands Except per Share Data)
                                     (UNAUDITED)


                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                    --------------------      ------------------
                                       1997         1996        1997       1996
                                       ----         ----        ----        ----
Revenues:
   Sales                            $    671          518         866        818
   Contracts and licenses                650          548       1,300      1,033
   Investment income                     255          264         496        538
   Other, net                              7          -             8          2
                                     -------      -------     -------    -------

      Total revenues                   1,583        1,330       2,670      2,391
                                     -------      -------     -------    -------
Costs and expenses:
   Purchases and production costs        385          289         600        474
   Proprietary research
     and development                   1,814        1,261       3,557      2,769
   Selling, general and
     administrative                      928          678       1,720      1,445
                                     -------      -------     -------    -------

      Total costs and expenses         3,127        2,228       5,877      4,688
                                     -------      -------     -------    -------

      Net loss                      $ (1,544)        (898)     (3,207)    (2,297)
                                     =======      =======     =======    =======

Net loss per common share           $   (.08)        (.05)       (.16)      (.12)
                                     =======      =======     =======    =======
Average number of shares
  outstanding                         20,002       18,890      19,867     18,890
                                     =======      =======     =======    =======


See accompanying notes.

                           RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                  1997              1996
                                                  ----              ----
Cash flows from operating activities:
  Net loss                                     $ (3,207)           (2,297)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                 494               458
      Common stock grants                            11                 3
      Compensation relating to stock options         14                15
      Discount accretion                            (45)             (305)
      Asset sales and abandoned patents             -                   3
      Changes in operating assets and
        liabilities                                 351               271
                                                -------           -------
        Net cash used by operating
          activities                             (2,382)           (1,852)
                                                -------           -------
Cash flows from investing activities:
  Capital expenditures                             (300)             (372)
  Payments for other assets                         (53)              (39)
  Proceeds from maturities of held-to-
    maturity investment securities                  -               3,121
  Proceeds from maturities and sales of
    available-for-sale investment securities      4,658               425
  Purchases of available-for-sale
    investment securities                        (5,739)             (143)
  Purchases of held-to-maturity
    investment securities                           -                 (97)
                                                -------           -------
        Net cash provided (used) by
          investing activities                   (1,434)            2,895
                                                -------           -------
Cash flows from financing activities:
  Sale of common stock, net                       3,978               -
  Proceeds from exercise of options                  24                 5
                                                -------           -------
        Net cash provided by financing
          activities                              4,002                 5
                                                -------           -------
        Net change in cash and short-term
          deposits                                  186             1,048

Cash and cash equivalents at
  beginning of period                               432               284
                                                -------           -------
Cash and cash equivalents at
  end of period                                $    618             1,332
                                                =======           =======

See accompanying notes.
                                          6

                           RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   Inventories
     -----------

     Inventories are as follows:

                                  June 30,          December 31,
                                    1997               1996
                                 ---------          ----------
                                         (In Thousands)
      Raw materials                $    64                 96
      Work in process                1,338              1,092
      Finished goods                    37                 80
                                    ------             ------

                                   $ 1,439              1,268
                                    ======             ======

2.   Commitments and Contingencies
     -----------------------------
     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 that the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1997 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. In 1996 the DEQ filed an action against the Company, the Landfill and the owner of the Landfill seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. For procedural reasons, the DEQ dismissed this action but recently reinitiated the action against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The Company has filed a response to the action. Because of the uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP.

     Two landowners in the vicinity of the Landfill filed civil suits seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. The suits named the PRPs and the DEQ, as well as unknown individuals and corporations which may be discovered to have contributed to the injuries alleged. The Company filed answers to these suits denying any liability and in a motion for summary judgment, denied the injuries alleged. On October 11, 1996, the court granted the summary judgment and dismissed the plaintiffs' claims. Counsel for one of the plaintiffs filed a motion for reconsideration, which was denied. Counsel appealed the District Court decision to the State Supreme Court on behalf of both plaintiffs. Supreme Court rules require the parties to submit to nonbinding mediation prior to the matter being heard by the Court. Settlement was reached in June as a result of the mediation. As part of the settlement, the suits will be dismissed with prejudice, and plaintiffs will be barred from making any future claims arising out of the alleged contamination. It is not possible at this time to predict whether additional civil suits will be filed.

     Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance and at least some of the future defense costs are expected to be paid by insurance. None of the potential reimbursement has been accrued. Net costs charged against earnings during the first six month periods of 1997 and 1996 were $45,000 and $8,000, respectively. As of June 30, 1997, the Company has accrued a reserve of approximately $190,000, primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP.

3.   Future Accounting Changes
     -------------------------
     During 1997 the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 which revises certain procedures for computing and presenting earnings per share. The Company will be required to adopt the new Standard in its 1997 annual financial statements. However, the Standard is not expected to cause a significant change in the earnings per share it reports.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At June 30, 1997, the Company's accumulated deficit was approximately $38,843,000.

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

     Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations including (i) levels of purchases and production costs associated with manufacturing, (ii) filing of commercial license applications for MELACINE, (iii) expected levels of research and development spending, and (iv) the Company's cash requirements. In addition to the risks and uncertainties discussed with the forward-looking statements, there are a number of other factors that could cause actual results to differ materially from projected results, including but not limited to the following: levels of expenditure on and results of the Company's research and the impact of those results on milestone and transfer payments from partners; research results of other companies using the Company's products; competition from other companies; changes in government regulation, including price controls for newly developed drugs; and risk factors listed from time-to-time in the Company's SEC reports. Forward-looking statements herein are followed by an asterisk ("*").

Results of Operations
---------------------
     The Company experienced a larger net loss during both the second quarter and the first half of 1997 compared to the same periods in 1996. The increased net loss can be attributed primarily to increased expenses, which were partially offset by greater sales and revenues from contracts and licenses.
                                          9

     Revenues increased 19% in the second quarter of 1997 compared to the second quarter of 1996 as a result of a 30% increase in sales and a 19% increase in revenues from contracts and licenses. All of the increase in sales during the second quarter of 1997 were due to improved sales of custom adjuvants. Custom adjuvant sales made up 76% of total sales for the quarter. Revenues from contracts and licenses increased because of a fifth agreement with SmithKline Beecham signed in early January 1997.

     For the first six months of 1997, revenues were up 12% compared to the first six months of 1996. Revenues from contracts and licenses were up 26% and sales increased 6%, offset slightly by an 8% reduction in investment income. The small increase in sales for the first six months of 1997 reflects unusually low sales in the first quarter of 1997. During the first quarter of 1997, the Company's manufacturing plant was the subject of validation work related to the preparation of a commercial license application for MELACINE melanoma theraccine. As a result, it was not available to produce material for sale. Sales were up by 244% in the second quarter compared to the first quarter of 1997 as production resumed.

     Purchases and production costs increased during the second quarter of 1997 compared to the second quarter of 1996 in approximately the same ratio as sales. For the first six months of 1997 compared to the first six months of 1996, purchases and production costs increased at a higher rate than sales. The increase in costs in relation to sales results primarily from lower plant throughput during the first quarter of 1997 due to the validation effort explained above. As plant throughput increases, the cost per unit should decrease until plant capacity is reached.* It is possible that material, labor and other costs will be higher than expected or that throughput will not reach the levels expected.

     Research and development expenses increased 44% in the second quarter of 1997 compared to the second quarter of 1996 and increased 28% in the first six months of 1997 compared to the first six months of 1996. Most of the increase in the second quarter and first six months of 1997 over the same periods in 1996 resulted from the preparation of a commercial license application for MELACINE. The Company expects to learn whether the application will be accepted for detailed review in Canada during the third quarter of 1997 and plans to file applications in Europe and the United States later in the year.* It is possible that completion of the various applications will require more time than expected or that any or all of the regulatory agencies in the countries where the applications are filed will not accept the filings for detailed review. It is also possible that one or all of the applications will not be approved once accepted for review. The Company is also conducting a Phase III human clinical trial using MELACINE with interferon alfa-2b to treat stage IV (late stage) melanoma patients. Expenses for this trial, which began in late 1995, were higher in the first six months of 1997 than in the same period in 1996 as patient accrual in the trial was higher in 1997. The Company had planned to conduct in 1997 a Phase II(b) controlled human clinical trial in which cardiac bypass patients are treated prior to surgery with MPL-C cardioprotectant to prevent or reduce cardiac ischemia reperfusion injury. As reported in the Company's first quarter report on Form 10-Q, recent preclinical studies have indicated that MPL cardioprotectant can provide almost immediate protection from ischemia reperfusion injury as opposed to previous data, which required prophylactic administration of the drug nine to twelve hours prior to initiation of coronary bypass procedures. This new data suggests a much more pragmatic approach with broader applications if duplicated in further preclinical and in possible human studies. Given this possible new opportunity, the planned Phase II(b) study of MPL-C by the Cleveland Clinic has not been initiated. Increased research and development expenses in the first six months of 1997 were partially offset by charges in the first six months of 1996 for non-GMP (Good Manufacturing Practices) material manufactured in process scale-up work in late 1995 and early 1996.

     Selling, general and administrative expenses were up 37% in the second quarter of 1997 and up 19% in the first six months of 1997 compared to those same periods in 1996. The increases result primarily from higher maintenance costs, increased investor relations efforts and costs associated with the defense and settlement of civil suits described in Note 2 of the Notes to Condensed Financial Statements.

Financial Condition
-------------------
     During the first six months of 1997 the Company used $2,382,000 in operations which was 29% more than the amount used in the first six months of 1996. The increase in cash usage is attributable primarily to a larger net loss, offset in part by less accretion of discount on cash investments and greater amounts of cash provided by changes in operating assets and liabilities, which result from timing differences between cash and accrual accounting. The Company expects cash flows used in operations for the year 1997 to exceed the amount used in 1996 as research expenditures are expected to remain higher than they were during 1996.* Projected cash requirements are dependent upon the Company receiving revenues that are anticipated and conducting the projected research and clinical trials.

     In January 1997, effective December 31, 1996, SmithKline Beecham purchased 1,103,448 shares of the Company's common stock for $4,000,000. With this additional funding, the Company believes its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 1999.* However, it is possible that revenues from license agreements, product sales and investments could be lower than anticipated and/or operating cost and expenses could be higher than anticipated which could result in having sufficient capital for a period less than through 1999.

     See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a PRP for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill, the Company being a named defendant in two civil suits brought by landowners in the vicinity of the Landfill and the Company being a named defendant in a suit by the Montana DEQ for reimbursement of administrative fees related to the Landfill.



PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings

     (a) See Note 2 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in a civil suits relating to the Bitterroot Valley Sanitary Landfill.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on April 30, 1997.

     (b) Proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all of management's nominees for director were elected as follows:

                                                          TOTAL
                                 FOR        WITHHELD      VOTED
                                 ---        --------      -----
     John L. Cantrell        16,587,141     216,372    16,803,513
     Philipp Gerhardt        15,817,753     985,760    16,803,513
     Paul Goddard            16,582,511     221,002    16,803,513
     Mark I. Greene          16,584,511     219,002    16,803,513
     Robert E. Ivy           16,410,886     392,627    16,803,513
     Thomas N. McGowen, Jr.  15,809,028     994,485    16,803,513
     Frederick B. Tossberg   16,567,091     236,422    16,803,513

     (c) A proposal to adopt a new directors stock option plan (Ribi ImmunoChem Research, Inc. 1996 Directors' Stock Option Plan) was adopted by a vote of 14,025,744 for and 2,550,608 against, with 227,161 abstaining. There were no broker non-votes. The new plan authorizes the grant of options to purchase up to 210,000 of the Company's common shares. The grant of options is non-discretionary and options are only awarded to directors who are not employees of the Company. The new Plan will expire in the year 2006.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES
----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIBI IMMUNOCHEM RESEARCH, INC.
                           -----------------------------
                                   (Registrant)



August 12,1997             By   /s/Vern D. Child
                             ------------------------------------------
                              Vern D. Child, Vice President-Finance
                              and Treasurer (duly authorized officer
                              and principal financial and accounting
                              officer)