Form 10-Q
period 1997-09-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1997-11-12
CIK 352331

================================================================================
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1997

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

                                Yes   X       No _____
                                    -----


As of October 31, 1997, there were 20,311,423 shares of common stock outstanding.

================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX




                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  3
-------------------------------

Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          September 30, 1997 (Unaudited)
          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations
          Three months and nine months ended
          September 30, 1997 and 1996 (Unaudited) . . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Nine months ended September 30, 1997 and
          1996 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements
          (Unaudited). . . . .  . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 11
---------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
----------

                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------



Item 1.   Financial Statements

     The condensed balance sheet as of September 30, 1997, the condensed statements of operations for the three month and nine month periods ended September 30, 1996 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     The results of operations for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of results expected for the full year 1997.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)

                                                September 30,      December 31,
                                                    1997               1996
                                                ------------       ------------
                                                 (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                      $  1,005              432
     Available-for-sale investment
       securities                                     13,454           14,080
     Accounts receivable                                 883               52
     Inventories                                       1,421            1,268
     Other current assets                                138              273
                                                     -------          -------

          Total current assets                        16,901           16,105

Property, plant and equipment, net                    11,319           11,601

Other assets, net                                        591              592
                                                     -------          -------

                                                    $ 28,811           28,298
                                                     =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                               $    180              318
     Accrued expenses                                    627              570
     Deferred revenue                                    643              563
                                                     -------          -------

          Total current liabilities                    1,450            1,451
                                                     -------          -------

Stockholders' equity:
     Preferred stock                                    -                -
     Common stock                                         20               19
     Additional paid-in capital                       67,385           62,492
     Unrealized investment holding
      (losses)                                           (45)             (28)
     Accumulated deficit                             (39,999)         (35,636)
                                                     -------          -------

          Total stockholders' equity                  27,361           26,847
                                                     -------          -------

                                                    $ 28,811           28,298
                                                     =======          =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                         (In Thousands Except per Share Data)
                                     (UNAUDITED)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------   -------------------
                                       1997         1996       1997       1996
                                       ----         ----       ----       ----
Revenues:
   Sales                            $    980          603      1,846      1,421
   Contracts and licenses                650          516      1,950      1,549
   Investment income                     240          250        736        788
   Other, net                              1            1          9          3
                                     -------      -------    -------    -------

      Total revenues                   1,871        1,370      4,541      3,761
                                     -------      -------    -------    -------

Costs and expenses:
   Purchases and production              316          279        916        753
   Proprietary research
     and development                   1,885        1,498      5,446      4,267
   Selling, general and
     administrative                      826          648      2,542      2,093
                                     -------      -------    -------    -------

      Total costs and expenses         3,027        2,425      8,904      7,113
                                     -------      -------    -------    -------

      Net loss                      $ (1,156)      (1,055)    (4,363)    (3,352)
                                     =======      =======    =======    =======

Net loss per common share           $   (.06)        (.06)      (.22)      (.18)
                                     =======      =======    =======    =======

Average number of shares
  outstanding                         20,239       18,891     19,992     18,890
                                     =======      =======    =======    =======


See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                      1997              1996
Cash flows from operating activities:
  Net loss                                          $ (4,363)           (3,352)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                      744               694
      Common stock grants                                 12                 7
      Compensation relating to stock options              20                15
      Discount accretion                                 (43)             (370)
      Asset sales and abandoned patents                   18                 3
      Changes in operating assets and
        liabilities                                     (848)             (316)
                                                     -------           -------
        Net cash used by operating
          activities                                  (4,460)           (3,319)
                                                     -------           -------

Cash flows from investing activities:
  Capital expenditures                                  (421)             (688)
  Payments for other assets                              (74)              (71)
  Proceeds from maturities of held-to-
    maturity investment securities                       -               3,121
  Proceeds from maturities and sales of
    available-for-sale investment securities           6,853             2,650
  Purchases of available-for-sale
    investment securities                             (6,201)             (902)
  Purchases of held-to-maturity
    investment securities                                -                 (97)
                                                     -------           -------
        Net cash provided by investing
          activities                                     157             4,013
                                                     -------           -------

Cash flows from financing activities:
  Sale of common stock, net                            3,977               -
  Exercise of warrants                                   874               -
  Proceeds from exercise of options                       25                 6
                                                     -------           -------
        Net cash provided by financing
          activities                                   4,876                 6
                                                     -------           -------

        Net change in cash and short-term
          deposits                                       573               700

Cash and cash equivalents at
  beginning of period                                    432               284
                                                     -------           -------

Cash and cash equivalents at
  end of period                                     $  1,005               984
                                                     =======           =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   Inventories
     -----------
     Inventories are as follows:

                                September 30,      December 31,
                                    1997               1996
                                 ----------         ----------
                                         (In Thousands)
      Raw materials                $    88                 96
      Work in process                1,304              1,092
      Finished goods                    29                 80
                                    ------             ------

                                   $ 1,421              1,268
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

     During the first nine months in 1997 and 1996, the Company charged earnings with net costs pertaining to the Landfill of $43,000 and $9,000, respectively, including those costs associated with a civil suit settled in June 1997. As of September 30, 1997, the Company has accrued a reserve of approximately $190,000, primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP.


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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At September 30, 1997, the Company's accumulated deficit was approximately $39,999,000.

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

     Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations including (i) levels of purchases and production costs associated with manufacturing, (ii) filing of commercial license applications for MELACINE melanoma theraccine, (iii) expected levels of revenues and research and development spending, and (iv) the Company's cash requirements. In addition to the risks and uncertainties discussed with the forward-looking statements, there are a number of other factors that could cause actual results to differ materially from projected results, including but not limited to the following: levels of expenditure on and results of the Company's research and the impact of those results on milestone and transfer payments from partners; research results of other companies using the Company's products; competition from other companies; changes in government regulation, including price controls for newly developed drugs; and risk factors listed from time-to-time in the Company's SEC reports. Forward-looking statements herein are followed by an asterisk ("*").

Results of Operations
---------------------

     The Company experienced a larger net loss during both the third quarter and the first nine months of 1997 compared to the same periods in 1996. The increased net loss can be attributed primarily to increased expenses, which were partially offset by greater sales and revenues from contracts and licenses.

     Revenues increased 37% in the third quarter of 1997 compared to the third quarter of 1996 as a result of a 63% increase in sales and a 26% increase in revenues from contracts and licenses. All of the increase in sales during the third quarter of 1997 were due to improved sales of custom adjuvants. Custom adjuvant sales made up approximately 92% of total sales for the third quarter of 1997 compared to approximately 80% for the same quarter of 1996. The increase in custom adjuvant sales represents progress of licensees who are using the Company's adjuvants in various vaccines they are developing. Revenues from contracts and licenses increased because of a fifth agreement with SmithKline Beecham signed in early January 1997.

     For the first nine months of 1997, revenues were up 21% compared to the first nine months of 1996. Sales increased 30% and revenues from contracts and licenses were up 26%, offset slightly by a 7% reduction in investment income. Custom adjuvant sales made up approximately 80% of total sales for the first nine months of 1997 compared to approximately 72% for the same period in 1996.

     Purchases and production costs increased 13% and 22% during the third quarter and first nine months of 1997 compared to the same respective periods in 1996. The increases are due to higher sales, but the unit costs are lower in 1997, largely as a result of greater manufacturing throughput. As plant throughput increases, the cost per unit should decrease until plant capacity is reached.* It is possible that material, labor and other costs will be higher than expected or that throughput will not reach the levels expected.

     Research and development expenses increased 26% in the third quarter of 1997 compared to the third quarter of 1996 and increased 28% in the first nine months of 1997 compared to the first nine months of 1996. Most of the increase in the third quarter and first nine months of 1997 over the same periods in 1996 resulted from the preparation of commercial license applications for MELACINE melanoma theraccine. In Canada the Company's license application for MELACINE has been accepted for "fast-track" review. Work also continues on the preparation of applications for filing in the first half of 1998 in Europe and the United States.* It is possible that completion of the various applications will require more time than expected or that any or all of the regulatory agencies in the countries where the applications are filed will not accept the filings for detailed review. It is also possible that one or all of the applications will not be approved once accepted for review. The Company is also conducting a Phase III human clinical trial using MELACINE with interferon alfa-2b to treat stage IV (late stage) melanoma patients. Expenses for this trial, which began in late 1995, were higher throughout the first nine months of 1997 than in the same period in 1996 as patient accrual in the trial was higher in 1997. The Company had planned to conduct in 1997 a Phase II(b) controlled human clinical trial in which cardiac bypass patients are treated prior to surgery with MPL-C cardioprotectant to prevent or reduce cardiac ischemia reperfusion injury. Recent preclinical studies have indicated that a novel cardioprotectant under development can provide almost immediate protection from ischemia reperfusion injury as opposed to previous data, which required prophylactic administration of MPL nine to twelve hours prior to initiation of coronary bypass procedures. This new data suggests a much more pragmatic approach with broader applications if duplicated in further preclinical and in possible human studies. Given this possible new opportunity, the planned Phase II(b) study of MPL-C by the Cleveland Clinic was not initiated. Increased research and development expenses in the first nine months of 1997 were partially offset by charges in the first nine months of 1996 for non-GMP (Good Manufacturing Practices) material manufactured in process scale-up work in late 1995 and early 1996.

     Selling, general and administrative ("SG&A")expenses were up 27% in the third quarter of 1997 and up 21% in the first nine months of 1997 compared to those same periods in 1996. The increases result primarily from higher depreciation, utilities and maintenance costs and increased investor relations efforts. Additionally, costs associated with the defense of civil suits related to the Bitterroot Valley Sanitary Landfill, as described in Note 2 of the Notes to Condensed Financial Statements, were higher in 1997. SG&A expenses in 1997 also include the settlement costs of one of the Landfill civil suits which was settled in June 1997. In 1997 more of the pool of employee benefit costs was allocated to SG&A.

Financial Condition
-------------------

     During the first nine months of 1997 the Company used cash in operations of $4,460,000, which was 34% more than the amount used in the first nine months of 1996. The increase in cash usage is attributable primarily to a larger net loss, along with changes in operating assets and liabilities, which represent timing differences in the conversion from an accrual to a cash basis. The increase was offset in part by less accretion of discount on cash investments. The Company expects cash used in operations for the year 1997 to be only slightly greater than the amount used in 1996 as increased research and development expenditures are partially offset by higher revenues from sales and licenses and contracts.* Projected cash flows from operations are dependent upon the Company receiving revenues that are anticipated and conducting the projected research and clinical trials and proceeding with the anticipated product license applications, as planned.

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

     See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a Potentially Responsible Party for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill, and the Company being a named defendant in a suit by the Montana DEQ for reimbursement of administrative fees related to the Landfill.



PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings

     (a) See Note 2 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a Potentially Responsible Party and a defendant in a civil suit relating to the Bitterroot Valley Sanitary Landfill.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                                   (Registrant)



October 12, 1997        By   /s/Vern D. Child
                          ------------------------------------------
                              Vern D. Child, Vice President-Finance
                              and Treasurer (duly authorized officer
                              and principal financial and accounting
                              officer)