Form 10-K405
period 1997-12-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1998-03-25
CIK 352331

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x .   No___.
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
           ---
The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was $81,102,000 based upon the last sale price of such stock on March 4, 1998, as reported by The Nasdaq Stock Market.

As of March 4, 1998, Registrant had 20,312,273 shares of common stock, $.001 par value, outstanding.

                            Page 1 of 2 Cover Pages
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE



Portions entitled "Election of Directors," "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensation" and "Directors Compensation" from the Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held April 24, 1998 . . . . . . . . . . . Part III

Such Definitive Proxy Statement for Annual Meeting of Stockholders to be held April 24, 1998, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Annual Report on Form 10-K.

                            Page 2 of 2 Cover Pages

                               TABLE OF CONTENTS



Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
     Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . 16
     Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 16
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 18

     EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . 18

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 19
     Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 19
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 20
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . 24
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 43

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . 43
     Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 43
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 43
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 43

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43
     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 43

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47

                                     PART I
                                     ------

Item 1.   BUSINESS

                                    GENERAL

The Company was incorporated on January 9, 1981, under the laws of Delaware and is engaged in the development of biopharmaceutical products that stimulate the immune system to generate a cascade of natural agents and signals to prevent and treat human disease. Ribi immunostimulants can be combined with disease-specific antigens which may direct the immune system to respond to a particular cancer or infectious disease or can be used to modulate the immune response which may prevent or ameliorate conditions such as ischemia-reperfusion injury. The Company is engaged in the research, development, production and marketing of these products, some of which are under investigation by other companies for use as adjuvants. In addition, the Company engages in related activities such as the custom formulation and sale of research products.

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

                            THE COMPANY'S TECHNOLOGY

The technology of the Company is based on the potent capacities of certain microbial products to modulate the cascade of cytokines (regulatory substances produced by cells) in man and other animals. Slight modifications of these products and/or their physical and biological delivery to the immune system profoundly influence the qualitative and quantitative natures of the subsequent cytokine modulation and the physiological responses. The Company believes that appropriate delivery of products of this core technology can be used to enhance a protective response or to suppress an unwanted immunological or inflammatory response.

The Company believes it has developed a distinct approach to immune modulation. The Company's materials activate macrophages, lymphocytes and other cells relating to the immune system. This activation stimulates an immunological cascade of cytokine production which complements the normal, protective responses that are initiated during infection or injury. Furthermore, this type of stimulation results in an individually tailored response, similar to the manner in which the body would respond to natural stimuli.

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

Knowledge of the structures of MPL and other immunomodulators now makes it possible to prepare these compounds and related small molecules by synthetic methods. Comparison of the biological activities of these synthetic compounds with their structures is allowing the development of a detailed picture of the relationships between structures and activities. This has led to the identification of molecules that may have unique uses as new immunomodulatory products.

The core of the Company's product development is the use of MPL immunomodulator by itself or in combination with other immunomodulators and appropriate delivery vehicles to modify selectively the immunological status of an individual. This is accomplished primarily through precise enhancement or suppression of cellular hormones called cytokines.

Modulation of the cascade of cytokines, both enhancement and suppression, is an extremely complicated process. The particular roles played by the cytokines, alone and in combination with others, have not yet been defined completely. Furthermore, it is unlikely that it will ever be possible to assess the immune status of a patient to such an extent that treatment with exogenous cytokines can be tailored to the patient's exact needs. Poor distribution of cytokines from the bloodstream to desired target tissues also limits their utility as drug products. By studying the structure-function relationships of natural and synthetic immunomodulators, Company scientists hope to discover ways to selectively stimulate or suppress cytokine responses in various tissues naturally. Information from these studies may provide new insights about how the beneficial effects of cytokine modulation can be exploited in the treatment of disease.

The Company's products are in various stages of development. Other than supplying clinical materials to corporate partners, selling certain veterinary vaccine adjuvants and certain laboratory research products which presently generate limited sales revenue, the Company has no commercial products. There is no assurance that the products under development, including MELACINE melanoma theraccine, a synthetic cardioprotectant, or any adjuvants, vaccines or other immunological agents, will be commercially successful. While there is evidence that the biological response modifiers produced by the Company and others may provide treatment for certain cancers, infectious or other diseases, the workings of the immune system, particularly in conjunction with biological response modifiers, are not yet fully understood. As a result, the Company's research and development activities, as well as those of its competitors, are based on theories and concepts which may not have been completely proven or defined. The Company has been testing certain of its compounds on humans in the United States pursuant to Investigational New Drug ("IND") applications filed with the United States Food and Drug Administration ("FDA"). To date, preclinical and clinical data indicate product activity, and there have been no significant unexpected, untoward effects associated with the administration of the Company's products. However, considerable additional testing in human subjects is required to demonstrate efficacy and confirm product safety for most of the Company's products. If results are successful, there is no assurance that the Company will receive the necessary governmental approvals for its products, that additional satisfactory collaborative or licensing arrangements will be available to the Company, or that any of the Company's products will be accepted by the medical community.

                             THE COMPANY'S PRODUCTS

In the United States, human biopharmaceutical products are regulated by the FDA. The FDA requires every new drug intended for human use to be tested under strictly regulated treatment protocols, all of which require substantial time and cost. (See below, "Government Regulation - FDA Approvals.")

The table on the following page summarizes the current status of the Company's product development programs, which are discussed in more detail beginning on page 5. Results which have been reported in Phase 1 and Phase 2 trials involving the Company's products do not establish product efficacy, and there can be no assurance that any of the listed products will progress beyond their current state of development or ultimately receive necessary regulatory approval from the FDA or comparable agencies in foreign countries or be accepted by the medical community.


Product    Proposed Application  Status          Collaborator/Licensee
-------    --------------------  ------          ---------------------
Adjuvants  Enhancement of        Phase 1, 2,     SmithKline Beecham
           infectious disease    & 3 (herpes     ("SB") - exclusive rights
           vaccines              simplex,        for herpes; hepatitis A
                                 hepatitis B,    B and C; influenza A and
                                 influenza,      B; Lyme disease; malaria;
                                 malaria,        human papillomavirus;
                                 strepto-        among others -
                                 coccal          co-exclusive rights for
                                 infections,     DPT; HAEMOPHILUS
                                 Epstein -       INFLUENZA b; otitis
                                 Barr, AIDS)     media; polio;
                                                 tuberculosis; among
                                                 others - nonexclusive
                                                 rights for AIDS and
                                                 others

                                                 Wyeth-Lederle Vaccines
                                                 and Pediatrics -
                                                 co-exclusive rights for
                                                 DPT; HAEMOPHILUS IN-
                                                 FLUENZA b; otitis media;
                                                 polio; among others

Adjuvants  Enhancement of        Preclinical     SB - exclusive rights in
           allergy vaccines                      the European Community,
                                                 Eastern Europe and Canada
                                                 - co-exclusive for the
                                                 rest of the world

Adjuvants  Enhancement of        Phase 1         SB - nonexclusive rights
           cancer vaccines                       for cancer vaccines

MELACINE   Stage IV (advanced)   Product         Schering-Plough
melanoma   malignant melanoma    license         Corporation - exclusive
theraccine                       applications    worldwide rights, except
                                 filed in        Canada
                                 Canada and
                                 Europe.         Biomira, Inc. - exclusive
                                 Application     rights for Canada only
                                 being
                                 prepared for
                                 the U.S.

           Stage II (early       Phase 3         Schering-Plough
           stage) malignant                      Corporation - exclusive
           melanoma (prevention                  worldwide rights, except
           of recurrence after                   Canada
           surgery)


Product    Proposed Application  Status          Collaborator/Licensee
-------    --------------------  ------          ---------------------
MELACINE   Stage IV (advanced)   Phase 3         Schering-Plough
melanoma   malignant melanoma                    Corporation -
theraccine                                       exclusive worldwide
+ inter-                                         rights
feron-alfa
2b

Synthetic  Prevention of         Preclinical     None (1)
Cardio-    ischemia-reperfusion  Planning
protectant injury in coronary    Phase 3
           artery bypass graft
           patients

DETOX      Enhancement of        Phase 1 & 2     Biomira (exclusive to
adjuvant   therapeutic vaccines  and pre-        specific antigens)
           (theraccines) for     clinical
           breast, lung,                         National Cancer Institute
           gastrointestinal                      - collaboration
           ovarian, uterine,
           colon and prostate
           cancers

------------------------
(1)  See "Marketing" on page 12

Cancer Theraccines
------------------

     A. MELACINE Melanoma Theraccine

Melanoma is a cancer of the skin cells that produce the dark pigment melanin. While early stage melanoma is limited to the skin, it spreads to the liver, lungs and other organs in later stages. Prognosis is dire for patients with advanced disease. Median survival for advanced-disease patients is approximately 8 months using currently available forms of treatment. It is estimated that in 1998, melanoma will be diagnosed in approximately 41,600 people in the United States, with an estimated 7,300 deaths due to the disease. Over the past 15 years the incidence of malignant melanoma in the United States has risen steadily. It is currently the most common cancer in women ages 25-29; second most common cancer in women ages 30-34; and third most common cancer in men ages 35-44. Increased exposure to ultraviolet rays may be an important factor contributing to the increase in new cases of melanoma.

The Company is developing MELACINE, a therapeutic vaccine to treat melanoma. MELACINE uses melanoma tumor-associated antigens and DETOX immunostimulant to help the melanoma patient slow or stop the natural progression of the disease. In 1996 the Company completed a meta-analysis of published survival data for patients with disseminated melanoma who received various available therapies. The meta-analysis, a recognized statistical method for combining results of several independent studies of a particular subject, among other things, reviewed the survival characteristics of 5,392 patients with disseminated melanoma from 74 clinical studies published between 1974 and 1995 by leading melanoma researchers of various available therapies, including chemotherapy, interferon, interleukin-2, lymphokine-activated killer cells and other melanoma vaccines. The results of this meta-analysis were then compared with the median survival for a similar cohort of patients treated with MELACINE melanoma theraccine. A significant difference in median survival was observed with 11 months for evaluable MELACINE patients compared to 7.9 months for evaluable patients receiving other therapies included in the meta-analysis. Survival data for late-stage patients treated with MELACINE was determined in 1996 in an analysis of final data collected from the Company's first MELACINE Phase 3 study, which compared MELACINE therapy with an aggressive, experimental four-drug chemotherapy regimen. The study found that during the treatment period, patients receiving MELACINE experienced highly superior quality of life compared to patients receiving chemotherapy and that there was no statistically significant difference in median survival results between the two modalities (11 months for evaluable patients receiving MELACINE vs. 12.4 months for evaluable chemotherapy patients). Additionally, a significantly longer median survival of 18.2 months was observed in patients who experienced clinical responses to therapy with MELACINE ("responders") as compared to the entire group receiving MELACINE (p=0.016). In contrast, the data suggest that while chemotherapy does cause tumor shrinkage in some patients, this shrinkage is not associated with a survival advantage. Patients who experienced a clinical response to chemotherapy only had a median survival of 15.2 months, which is not statistically significant when compared to the evaluable patients as a group who were treated with chemotherapy (p=0.53). Responders to MELACINE can be identified after one course (14 weeks) of therapy, giving physicians the opportunity to switch non-responders to alternative therapeutic modalities relatively early in the disease management process. The only drugs currently approved by the FDA for melanoma are dacarbazine ("DTIC"), Hydroxyurea, interferon alfa-2b ("INTRON A", Schering-Plough Corporation), which was approved in 1995 for post-operative therapy in patients whose tumors can be surgically removed and are at high risk of recurrence, and interleukin-2, which was approved in early 1998 in the United States for Stage IV (late stage) melanoma. All of these drugs are quite toxic and have limited efficacy. Based on this information plus the fact that the cost of treatment with MELACINE is expected to be less than most other forms of treatment, the Company filed a New Drug Submission ("NDS") with the Canadian Health Protection Branch ("HPB")in 1997. The HPB accepted the NDS for MELACINE for a detailed review on a six-month "fast-track" basis, and a decision regarding MELACINE melanoma theraccine as therapy for Stage IV melanoma is expected in the first half of 1998. The Company filed a license application with the European Agency for the Evaluation of Medicinal Products ("EMEA") in the first quarter of 1998. The EMEA has granted expedited review status for the submission and a decision is possible by the end of 1998. The Company plans to submit a commercial license application for MELACINE in the United States in the third quarter of 1998.

A second Phase 3 clinical trial, which is sponsored by the National Cancer Institute ("NCI") and being conducted by the Southwest Oncology Group ("SWOG"), is designed to determine the ability of MELACINE to prevent recurrence of melanoma in Stage II (early stage) patients. These patients had their melanoma lesions surgically removed. In this study, MELACINE was given to half of the patients, and they are being compared to the other half of the patients in the study who did not receive treatment but were only observed. Patient accrual in this study was completed in 1996. The patient groups will be followed for two years, with final data analysis to begin in late 1998.

In 1995, the FDA allowed the Company to begin a third Phase 3 clinical trial. This study compares patients with Stage IV melanoma receiving the combined therapy of MELACINE and INTRON A interferon alfa-2b with a control arm of patients receiving only INTRON A. Malcolm S. Mitchell, M.D., at the University of California-San Diego, has been a principal investigator in the development of MELACINE. Dr. Mitchell published results from a pilot study of treatment with MELACINE followed by INTRON A in the first quarter of 1994. He reported that seven patients in the trial who responded to INTRON A had previously had an increase in a certain type of white blood cells as a result of previous immunotherapy with MELACINE. White blood cell response data was not available for the eighth responding patient. Dr. Mitchell suggested there may be synergy between the two drugs as indicated by a 44% overall clinical response rate (tumor regression) and extended survival in the responding melanoma patients in comparison to non-responders. The 44% response rate (8 of 18 patients) was higher than that obtained previously with either agent alone.

In 1992, the Company licensed to Biomira, Inc. ("Biomira") of Edmonton, Alberta, Canada, exclusive Canadian marketing rights to MELACINE. In the first quarter of 1998, the Company licensed to Schering-Plough Corporation exclusive worldwide rights, except for Canada, to distribute, market and sell MELACINE. In addition to license fees, the Company will receive transfer payments for supplies of MELACINE and will be entitled to royalties upon commercial sale of MELACINE.

MELACINE was given Orphan Drug status by the FDA in 1989, which provides seven years of marketing exclusivity from the date of marketing approval.

The Company has exclusive marketing rights for MELACINE through an agreement with the University of Southern California where the melanoma tumor associated antigens were developed through the work of Dr. Mitchell. The University is entitled to royalty payments from the Company upon commercial sale of MELACINE melanoma theraccine.

     B. Other Theraccines

In addition to MELACINE, the Company has participated in research programs and has established relationships to evaluate therapies that incorporate the Company's immunostimulants with tumor-associated antigens for the treatment of other types of cancers. In 1990, the Company entered into a collaboration with Biomira. Biomira produces synthetic carbohydrate antigens which can be combined with the Company's adjuvants to produce theraccines with potential application against breast, lung, gastrointestinal, ovarian and uterine cancers. Human clinical data have been published which demonstrate that the Company's DETOX B-SE adjuvant plays a key role in generating a significant immune response with Biomira's line of THERATOPE cancer theraccines. Biomira has licensed DETOX B-SE adjuvant from the Company for the clinical development and potential commercialization of THERATOPE theraccines. In 1996 Biomira announced final Phase 2 clinical data showing that its THERATOPE vaccine for breast cancer provides a median survival benefit of more than 26 months as compared to less than 10 months achieved historically with chemotherapy. Biomira and Chiron announced in 1997 that they are planning to jointly develop THERATOPE for breast cancer and plan to begin a Phase 3 trial in 1998.

During 1995 the Company completed a license and supply agreement with SB covering the use of the Company's adjuvants in cancer theraccines under development by SB. Under the license/supply agreement, the Company granted SB a non-exclusive, worldwide license to use its adjuvants commercially upon regulatory approval of SB's cancer vaccines. The Company will receive an annual license fee and milestone payments for each SB vaccine incorporating the Company's adjuvants that is submitted for regulatory review and subsequent milestone payments upon regulatory approval of each vaccine incorporating a Company adjuvant. In addition to transfer payments for commercial quantities of adjuvant, the Company will also receive royalties on any commercial sales of approved vaccines incorporating its adjuvants. In late 1997, SB began a Phase 1 trial with a cancer vaccine that utilized the Company's adjuvants.

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

The Company has licensed its adjuvants to SmithKline Beecham ("SB") in three separate agreements for use in vaccines for infectious diseases that SB is developing. The first agreement, signed in 1991, provides exclusive, worldwide use in defined SB vaccines for a number of primarily adult viral vaccines. The Company receives transfer payments for supplies of adjuvant and will receive royalties upon commercialization. SB is conducting human clinical testing with the Company's adjuvants for vaccines against herpes, hepatitis B, malaria, influenza and Epstein-Barr virus. During 1997, SB continued to advance the development of several vaccines covered by this agreement including a clinical trial designed to test the efficacy of a novel herpes vaccine in an 800-couple study using a selected consort design. In the trial one partner in a couple has herpes and the other does not. The vaccine is being tested for its ability to prevent the spread of herpes between partners. Data from this Phase 3 study may be available in 1998. The Company expects that SB will prepare regulatory filings for this vaccine as soon as possible if the results demonstrate efficacy.

Early in 1997, THE NEW ENGLAND JOURNAL OF MEDICINE published data from SB and Walter Reed Army Institute of Research concerning a challenge study with an experimental malaria vaccine. The vaccine, which incorporated MPL immunomodulator and another adjuvant, achieved an efficacy rate of 86% against challenge infection by malaria-infected mosquitoes. A series of further clinical studies, including a limited field trial in West Africa, using the formulation incorporating MPL were initiated in 1997 to determine the duration of immunity and other aspects of the immune mechanisms involved. Malaria, for which no effective vaccine currently exists, causes more than 2 million deaths annually worldwide.

The second license agreement with SB was signed in 1992 for a group of bacterial infectious disease vaccines, including some pediatric vaccines. Under this agreement SB is actively evaluating a new generation of combination vaccines containing diphtheria, pertussis, tetanus, HAEMOPHILUS INFLUENZA b (meningitis) and polio antigens and is in early research with several other bacterial vaccines that include the Company's adjuvants. Pursuant to this agreement, the Company granted SB a co-exclusive, worldwide license to use the Company's adjuvants commercially upon regulatory approval. In addition to an annual license fee, the Company receives transfer payments for supplies of the adjuvants and will be entitled to royalties from SB upon commercial sale of the vaccines.

Effective December 31, 1996, the Company entered into a third infectious disease vaccine license agreement granting SB an exclusive license to use the Company's adjuvants in a human papillomavirus ("HPV") (genital warts) vaccine, a co-exclusive license for a tuberculosis vaccine, and a non-exclusive license to use the Company's adjuvants in the development of additional infectious disease as well as other vaccines. In addition to annual license fees, the Company will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating the Company's adjuvants. Vaccines under this agreement are in early stages of development.

Effective in 1993, the Company entered into license and supply agreements with Wyeth-Lederle Vaccines and Pediatrics ("WLV&P"), a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation, for the co-exclusive use of the Company's adjuvants in the development of prophylactic vaccines, including pertussis, HAEMOPHILUS INFLUENZA b and STREPTOCOCCUS PNEUMONIAE and for supply by the Company of commercial quantities of adjuvants. The agreements with WLV&P provide for an annual license fee, transfer payments for supplies of adjuvants and for royalty payments upon commercial sale of vaccines. In 1997, WLV&P continued Phase 1 human clinical testing of a bacterial vaccine incorporating MPL immunomodulator as an adjuvant.

In the course of product development, the Company has extensively studied the structure/function relationships of its complex immunostimulant molecules derived from natural, bacterial sources. With this information, Company scientists designed synthetic small molecules with a broad spectrum of properties. Some of the molecules appear to be powerful immunostimulants that enhance mucosal immunity. Mucosal immunity may be critical in the development of vaccines for respiratory infections and sexually transmitted diseases. Most intestinal, respiratory and genital infections enter through mucosal surfaces, suggesting that mucosal immunity may be the best system to employ in combating these diseases.

The Company has generated preclinical data indicating that certain investigative vaccines incorporating its new synthetic adjuvants enhance mucosal immunity when delivered intranasally. It is known that mucosal vaccine delivery systems can induce protective immune responses both on mucosal surfaces and systemically throughout the bloodstream. This is because certain types of antigen-presenting cells reside in tissue just below the mucosal surface. These cells capture invading organisms and migrate to lymphoid tissues to "present" the infectious threat to white blood cells, leading to a systemic response. These antigen-presenting cells also migrate back to the mucosal areas, where the production of antibodies in mucosal tissue provides the first line of defense against the infection. Preclinical data generated by the Company indicate that its investigational intranasal vaccines stimulate production of the appropriate antibodies in the mucosal tissues. The investigational vaccines further resulted in the development of a systemic response, which is important in achieving protection against certain diseases. By comparison, injected vaccines can induce strong systemic responses but sometimes inadequate mucosal responses.

In addition to the effectiveness of intranasal vaccine delivery, advantages include ease of use and patient acceptance. An intranasal vaccine would be administered by delivering a drop or spray of vaccine inside the nose, which most recipients would prefer over injections with needles and syringes. Such a delivery system could also improve compliance where multiple doses of a vaccine are required. The Company is combining its synthetic adjuvants with unique antigens to see if this new technology can provide solutions to diseases, particularly sexually transmitted diseases, for which there are few or no current options.

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

Cardioprotectant
----------------

Ischemia-reperfusion injury is damage that can occur in tissue during the oxygen deprivation of ischemia and when blood flow is restored after such events as cardiovascular surgery, angioplasty or organ transplantation. Paradoxically, restoring blood flow to ischemic tissue may induce a complex series of events leading to both reversible and irreversible cardiac tissue damage beyond any damage that may have occurred during the ischemic period. It is believed that a significant factor in reperfusion injury is the generation of "free radical" molecules, which attack and damage cardiac tissue. Such damage may reduce cardiac function, and/or cause cardiac cell death.

It is well established in animal models that a phenomenon termed "ischemic preconditioning" can protect heart tissue from ischemia-reperfusion injury. Short periods of ischemia followed by reperfusion can protect a heart which is subsequently subjected to prolonged ischemia (as in surgical procedures). This activity elicits both a window of immediate protection that lasts for up to two hours as well as a second window of protection that begins approximately 12 hours later. Most physicians do not consider it desirable to mechanically induce short periods of ischemia in patients prior to a surgical procedure to precondition and protect the heart. The Company had previously pursued development of a natural compound, MPL-C cardioprotectant, that was found to pharmaceutically mimic certain aspects of ischemic preconditioning. The drug was administered the day before cardiac surgery in order to take advantage of the second window of protection described above. During 1997, however, the Company chose to change from the natural cardioprotectant, MPL-C, to a novel synthetic cardioprotectant. This occurred after the Company obtained preclinical data indicating that the synthetic exhibited an improved therapeutic index (safety profile) against ischemia-reperfusion injury during a delayed second window of protection and also provided a first window of almost immediate protection. This is a considerable advance in the Company's cardioprotection program, since the synthetic compound can be administered almost immediately prior to the surgical procedure. A clinical plan is being prepared to test this synthetic cardioprotectant for its ability to prevent or mitigate ischemia-reperfusion injury in a surgical setting, as measured by a specified reduction in certain complications. Based on preliminary discussions with the FDA , the Company is developing a Phase 3 human clinical study with this novel synthetic compound in order to establish efficacy.

The new synthetic cardioprotectant has potential to be used prophylactically to address ischemia-reperfusion injury that can result from a number of cardiovascular surgical procedures. Each year in the United States more than 500,000 cardiovascular surgeries require stopping the heart, which can result in cardiac injury. More than 350,000 angioplasty procedures, which first reduce and then restore blood flow to the heart, are performed each year in the United States. Surgical procedures requiring cardiopulmonary bypass have been implicated to result in complications such as myocardial stunning and infarction, with clinically significant morbidity and mortality in the acute perioperative and postoperative period. A significant number of these patients are potentially at elevated risk for experiencing adverse long-term effects, including congestive heart failure.

Research Products
-----------------

The Company currently produces approximately 20 research products. These products, which include adjuvants, are used in various research projects by industrial, academic and government research laboratories and clinics, as well as by physicians and veterinarians in the development of treatments for a variety of diseases and to study the body's immune responses. The Company also uses some of the research products it produces in its efforts to develop immunotherapeutic agents capable of treating infectious diseases, malignant tumors and other diseases.

Contract Services
-----------------

The Company, from time to time, engages in contract services, whereby it conducts specialized projects on behalf of others utilizing the expertise of its research and production teams.

Sources and Availability of Raw Materials
-----------------------------------------

Materials for producing the Company's pharmaceutical products come from a number of sources. Most of its products are derived from biological organisms, which are grown and maintained within the Company's facilities. Critical organisms, not readily available from other sources, are stored in secure locations outside of the Company's facilities. Chemicals and agents used in the manufacturing process are fairly common and are readily available from several different vendors.

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

                                   MARKETING

The Company's revenues were derived from the following sources:


                                             1997          1996          1995
                                          ----------    ----------    ----------
                                                     (In Thousands)
Sales:
  Research products                       $   484           502           543
  Custom adjuvants and research
    products                                2,259         1,046           347
  Veterinary products                          -             -             56
  Other                                        -             11             7
                                           ------        ------        ------
       Total sales                          2,743         1,559           953

Investment income, net                        942         1,017         1,216
Fees from licenses and
  contracts                                 2,834         2,042         1,848
Other                                          11             5             6
                                           ------        ------        ------

     Total revenues                      $  6,530         4,623         4,023
                                           ======        ======        ======

Export sales                             $  2,262         1,205           294
                                           ======        ======        ======

The Company plans to license its products to marketing partners for all applications. It filed for marketing approval of MELACINE in Canada in 1997 and in Europe in early 1998. The Company plans to file in the United States later in 1998. The Company has granted worldwide, except for Canada, marketing rights for MELACINE to Schering-Plough Corporation and marketing rights in Canada to Biomira in exchange for license fees, milestone payments, transfer payments and royalties. The Company will manufacture MELACINE to supply worldwide demand and transfer finished product to its partners. In the area of vaccine adjuvants the Company has license agreements in place. In the areas of synthetic adjuvants and cardioprotection, if preclinical and clinical trial data are favorable, the Company intends to grant additional licenses to marketing partners in exchange for license fees, transfer payments and royalties on commercial sales, or a combination thereof. For vaccine adjuvant applications, the Company would manufacture its products as bulk intermediates for transfer to marketing partners for finishing and distribution. The Company is currently preparing to conduct a Phase 3 human clinical trial with a synthetic cardioprotectant in the prevention of heart damage associated with open-heart surgery. The Company will seek corporate partners to assist in the Phase 3 trial and share the substantial financial risk of final development of the cardioprotectant.

In the United States the Company markets its research products through direct mail, scientific journal and trade show advertising and markets them worldwide, generally to nonexclusive distributors. Export sales, consisting mainly of custom adjuvants for the Company's corporate partners' pre-marketing needs and research products, were shipped primarily to Europe, Japan and Canada.

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

                            RESEARCH AND DEVELOPMENT

The primary source of new product candidates is internal research, except for the cell lines for the MELACINE melanoma theraccine antigens, which have been licensed from the University of Southern California for a royalty fee from commercial sales of MELACINE. Costs and expenses for research and development activities were $5,530,000 in 1995, $6,203,000 in 1996 and $8,184,000 in 1997.

                             GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the research, preclinical development, clinical trials, production and marketing of the Company's human biopharmaceutical products.

FDA Approvals
-------------

In order to produce and market human biopharmaceuticals, the Company must satisfy mandatory procedures and meet safety and efficacy standards established by the FDA and equivalent foreign regulatory authorities. The process of seeking and obtaining FDA approval for the manufacturing and marketing of a new human biopharmaceutical product may require a number of years and substantial funding. The steps required before a human biopharmaceutical can be produced and marketed include preclinical studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and approval of a Biologic License Application ("BLA") or a Product License Application ("PLA") and an Establishment License Application ("ELA"). (The BLA and PLA are both referred to as BLA in the following paragraphs.) For synthetic drugs that might be developed, the Company would request approval of a New Drug Application ("NDA") rather than a BLA.

Preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on a product's activity and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before allowance can be obtained to begin testing in humans. Protocols for the human trials, outlines for production of the materials and statements describing the testing facilities are also included in the IND. The clinical testing program required for a new biopharmaceutical product principally involves three phases. However, in conducting actual clinical trials, the demarcation between phases at times becomes indistinct. Phase 1 studies are conducted with human volunteers or healthy patients to determine the maximum tolerated dose and to discover the possible side effects of the substance. Phase 2 studies are conducted with groups of patients having a specific disease in order to determine the most effective doses and schedules of administration. Phase 3 involves wide-scale studies that are adequately controlled in order to provide statistically valid data on response rates which can be compared with current therapies, including drugs or biologics.

In the United States, data from Phase 1, 2 and 3 trials are submitted in a BLA to the FDA. The BLA involves considerable data collection, verification and analysis. It also includes the preparation of summaries of the manufacturing and testing processes, preclinical studies and clinical trials. BLA approval by the FDA is necessary before the product may be marketed in the United States.

During the BLA review period, in addition to consideration of the safety and efficacy data, the FDA also determines what labeling it will require and permit for marketing of the product. The agency may also require post-marketing testing and surveillance for possible adverse reactions as a condition of its approval.

The Company obtained Orphan Drug designation for MELACINE in 1989 and, if appropriate, may request Orphan Drug designation for other products. Under the Orphan Drug Act, the FDA may grant Orphan Drug status to drugs intended to treat a "rare disease or condition," which is a disease or condition that affects less than 200,000 individuals in the United States or more than 200,000 persons in the United States if there is no reasonable expectation that sales will be sufficient to recover the costs of developing and making available the drug. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product, including limited tax credits, where applicable. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication is eligible to receive marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given biologic (or drug) and indication; however, only the sponsor of the first approved BLA (or NDA) for a given biologic (or drug) for its use in treating a given rare disease may receive marketing exclusivity. There is no assurance that any additional products of the Company will receive Orphan Drug status. While it may be advantageous to obtain Orphan Drug status of eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status or the current level of economic benefits and incentives will remain in effect in the future.

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

The Company maintains an active trademark protection program in the United States and in those foreign countries where it expects to market its products. MELACINE melanoma theraccine, MPL immunomodulator and the Company's logo are registered trademarks in the United States. INTRON-A is a registered trademark of Schering-Plough Corporation and THERATOPE is a registered trademark of Biomira, Inc. DETOX adjuvant is a trademark of the Company. In this document, trademarks are designated with capital letters.

                    EMPLOYEES, CONSULTANTS AND COLLABORATORS

As of December 31, 1997, the Company had 97 full-time and 6 part-time employees. The Company also uses outside consultants and collaborators to support and complement the activities of its scientific staff. The Company utilizes such persons to aid in specific research and development projects, rather than to act as a general scientific advisory board.

Item 2.   PROPERTIES

The Company's facilities are located near Hamilton, Montana, on a 35-acre complex owned by the Company. Its buildings contain approximately 60,000 square feet of laboratory, commercial-scale manufacturing, animal production, marketing and administrative facilities. The manufacturing facility has been built to FDA standards for Good Manufacturing Practices. The Company believes that its present facility will meet its manufacturing and other requirements for the foreseeable future, except that additional capacity to produce synthetic products may be added in 1998 at a cost of approximately $200,000.

Item 3.   LEGAL PROCEEDINGS

The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality {"DEQ"}) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, it is believed treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1998 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involves installing individual replacement and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ has not informed the Company of the status of completion of Phases II and III. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. In 1996, the DEQ filed an action against the Company, the Landfill and the owner of the Landfill seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. For procedural reasons, the DEQ dismissed this action but later reinitiated the
                                       16
action against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company has filed a response to the action, including a motion to dismiss. There can be no assurance that the Company's defenses and motion will be successful. On March 8, 1998, the Company received a letter from the U.S. Department of Justice indicating that, on behalf of the NIH, it intends to seek from the Company a share of remediation costs incurred by the NIH to date as well as anticipated future costs. The letter indicates that to date, the NIH has spent approximately $3.4 million and expects future costs of approximately an additional $1.0 million or more and that the NIH is entitled to contribution of two-thirds of the total amount from the Company. Although the Company believes it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the NIH. While an adverse outcome could involve the payment of significant amounts by the Company, management does not believe that the eventual outcome will have a material adverse effect on the financial condition of the Company. However, the Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of December 31, 1997, the Company has accrued a reserve of approximately $190,000, primarily to cover billed and potential legal, consulting, remediation and DEQ reimbursement costs associated with the Company as a PRP.

In June 1997, a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The Court has granted dismissal with respect to that portion of the complaint which alleges termination for refusal to violate public policy. Plaintiff has recently filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. If the Court refuses plaintiff's motions on the issue of violation of public policy but if plaintiff should ultimately prevail on the issue of discharge in violation of the Act, the potential liability of the Company would be approximately $240,000, exclusive of attorneys' fees and related costs. If the Court reverses its decision of dismissal with respect to the violation of public policy issue, the Company could be subject to punitive damages in addition to the potential liability for violation of the Act. It is not possible to estimate what amount of punitive damages, if any, might be awarded if plaintiff were to prevail on the violation of public policy issue. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. Because the action is in early stages, it is not possible to reliably assess the outcome. The plaintiff has also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents and asking the Court to review and overturn the Department of Labor's decision finding plaintiff was terminated for misconduct as defined in MCA Section 39-51-2303 and, therefore, not allowing plaintiff to collect unemployment benefits. The Company has filed a response arguing the correctness of the Department of Labor's decision. It is not possible to determine the outcome of this action at this time. However, in the event plaintiff is successful, it would not have a material adverse effect on the financial condition of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of the Company. All executive officers are serving a current term of office which continues until the next Annual Meeting of Directors, which is expected to be held on or about April 24, 1998.


Name                             Age     Position and Period Served
----                             ---     --------------------------
Robert E. Ivy                    64      President, Chief Executive Officer
                                         and director of the Company since
                                         1987; Chairman of the Board of
                                         Directors since 1989; director of
                                         The International Heart Institute
                                         of Montana Foundation since 1995.

John L. Cantrell, Ph.D.          59      Executive Vice President and
                                         director of the Company since 1981.

Vern D. Child, C.P.A.            53      Vice President-Finance of the
                                         Company since 1988; Treasurer
                                         since 1986; Assistant
                                         Secretary since 1989.

Gary T. Elliott, Pharm.D.,       41      Vice President-Pharmaceutical
Ph.D.                                    Development of the Company since
                                         1994; Director of Pharmaceutical
                                         Sciences from 1992 to 1994; Head
                                         Immunochemist from 1988 to 1992.

Ronald H. Kullick, R.Ph., J.D.   55      Vice President-Legal Counsel and
                                         Secretary of the Company since
                                         1989.

Charles E. Richardson, Ph.D.     46      Vice President-Pharmaceutical
                                         Discovery of the Company since
                                         1994; Director of Production,
                                         Engineering and Technical Services
                                         from 1989 to 1994.

Kenneth B. Von Eschen, Ph.D.     49      Vice President-Clinical and
                                         Regulatory Affairs of the Company
                                         since 1994; Director of Clinical
                                         and Regulatory Affairs from 1992 to
                                         1994; Manager or Clinical and
                                         Regulatory Affairs from 1988 to
                                         1992.


                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the Symbol:
RIBI. The high and low sales prices shown below were compiled from the monthly Summary of Activity reports provided by The Nasdaq Stock Market. The prices represent interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 4, 1998, the Company had approximately 1,527 stockholders of record.


                                  1997                         1996
                                  ----                         ----
                            High         Low             High         Low
                            ----         ---             ----         ---
First quarter             $ 5.63        3.75             6.88        4.75
Second quarter              4.88        3.38             6.25        4.13
Third quarter               4.69        3.44             4.88        3.50
Fourth quarter              4.75        3.50             4.38        3.13


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


                            1997       1996      1995       1994       1993
                            ----       ----      ----       ----       ----
                                  (In Thousands, Except per Share Data)

Year Ended December 31,
----------------------
Sales & other revenues   $  2,754      1,564       959      1,019        871
Licenses and contracts      2,834      2,042     1,848      2,075      1,307
Investment income, net        942      1,017     1,216      1,460        984
Net loss                   (6,417)    (5,589)   (5,317)    (3,790)    (3,684)
Net loss per common
  share                      (.32)      (.30)     (.28)      (.20)      (.25)
Dividends per common
  share                         -          -         -          -          -
Research & development
  expenses                  8,184      6,203     5,530      4,993      3,730
Average number of
  shares outstanding       20,072     18,890    18,877     18,657     14,658

December 31,

Cash, cash equivalents
  & investments          $ 13,370     14,512    19,824     25,967     29,140
Total assets               27,770     28,298    33,911     38,824     35,468
Long-term debt                  -          -         -          -          -
Stockholders' equity       25,415     26,847    32,427     37,338     34,557


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net operating losses in each year since its inception and expects to incur additional losses for the next year, and probably longer. At December 31, 1997, the Company's accumulated deficit was approximately $42,053,000.

The Company's results of operations can vary significantly from quarter to quarter and depend, among other factors, on costs related to the progress of its research and development, including the preparation of commercial license applications and, to a lesser extent, on revenues and costs associated with manufacturing. To date, research and development expenses, together with manufacturing costs, have exceeded product and other revenues in all periods.

The Company is not able to estimate with certainty the amount of cash and working capital that may be needed for operations. Such requirements typically vary depending upon the results of basic research and clinical trials, the time and expense required for governmental approval of products, and competitive and technical developments, most of which are beyond management's control. There is no assurance that the Company will be able to obtain the necessary funding in sufficient amounts or at the appropriate time for its planned activities. In the event the Company may require additional funding and is not successful in obtaining additional funding, it might not be able to proceed as rapidly as it would like, if at all, with the development and commercialization of its products, which would have a material adverse effect on its future financial condition and results of operations.

In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data storage was preceded by the digits "19". At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results. The Company has established a committee which has made a preliminary assessment of the Company's exposure to the "Year 2000" problem. The Company expects to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. Preliminary assessment indicates that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is working to solve these issues in a timely manner, but there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be year 2000 compliant. The Company is not able to estimate at this time the potential costs associated with the Year 2000 problem.

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

                             RESULTS OF OPERATIONS

Revenues
--------

The Company has received limited revenues from commercial sales and sales of clinical supplies. The balance of its revenues has been from contracts and licenses and investment income earned on cash balances and investments. The Company anticipates that its revenues from operations, which increased from approximately $4,023,000 in 1995 to approximately $4,623,000 in 1996 and to approximately $6,530,000 in 1997, will continue to be limited for the next year, and possibly longer.*

Fees from licenses and contracts increased from $1,848,000 in 1995 to $2,042,000 in 1996 and to $2,834,000 in 1997. In 1996 increased revenues from the agreements with SmithKline Beecham ("SB") signed in late 1995 more than offset revenue from a research contract with SB, which expired at the end of 1995. In 1996 the Company signed a fourth license agreement with SB for use of its adjuvants in allergy vaccines, and in January 1997 a fifth agreement was signed granting SB use of the Company's adjuvants in various vaccines being developed by SB. This most recent agreement, which was effective as of December 31, 1996, grants SB an exclusive license to use the Company's adjuvants in a human papillomavirus vaccine, a co-exclusive license for a tuberculosis vaccine and a non-exclusive license to use the Company's adjuvants in the development of additional infectious disease as well as other vaccines. In addition to annual license fees, the Company will receive transfer payments for clinical and commercial quantities of adjuvant and royalties on any commercial sales of vaccines incorporating the Company's adjuvant.* To date there have been no sales of adjuvants pursuant to licensing agreements. Of the five agreements with SB, three are in the area of infectious diseases, one is in the area of cancer and one is in the area of allergies.

Investment income decreased from $1,216,000 in 1995 to $1,017,000 in 1996 and $942,000 in 1997. The year-to-year reduction in investment income has been due substantially to reductions in the amount of funds available for investment during the periods. The average interest rate in the investment portfolio increased from approximately 5.59% at December 31, 1995 to 6.03% at December 31, 1996 and 6.14% at December 31, 1997. Additionally, losses, net of gains, realized from sales of investments were approximately $71,000 in 1995 and $11,000 in 1997.

Purchases and Production
------------------------

Purchases and production costs increased from $775,000 in 1995 to $988,000 in 1996 and to $1,337,000 in 1997. Such costs, as a percentage of sales, have been declining during this three year period as the volume of products manufactured in the manufacturing facility has increased. As throughput increases, the cost per unit should decrease until plant capacity is reached, if ever.* It is possible that material, labor and other costs will be higher than expected or that throughput will not reach the levels planned.

Research and Development
------------------------

The Company incurred research and development expenses of approximately $5,530,000, $6,203,000, and $8,184,000 in 1995, 1996 and 1997, respectively. The year-to-year increase principally reflects the increasing costs of expanding preclinical and clinical programs for the Company's products under development, and in 1997, additional costs of preparing and filing commercial license applications. These expenses consisted primarily of salaries, contract consulting costs and laboratory supplies. Labor costs decreased from approximately 47% of total research and development costs in 1995 to 43% in 1996 and 36% in 1997. Supply costs have ranged from 21% to 22% of total research and development expenses throughout the three-year period. Contract consulting costs increased from approximately 22% of total research and development expenses in 1995 to 27% in 1996 and 36% in 1997. The year-to-year increase in expense can be attributed to increased clinical, preclinical and commercial licensing activities. The Company expects research and development expenses to be fairly level between 1997 and 1998, as it plans to continue its preclinical development programs, file commercial license applications for MELACINE in Europe and the United States and complete patient accrual in its Phase 3 clinical trial testing MELACINE administered in conjunction with interferon alfa-2b to treat patients with late-stage melanoma.* Level research and development expenses are dependent, among other things, on the Company's ability to attract patients to its clinical trials, the results experienced in trials and the acceptance of regulatory filings by various regulatory agencies.

Selling, General and Administrative
-----------------------------------

Selling, General and Administrative expenses remained relatively flat at approximately $3,035,000 and $3,021,000 in 1995 and 1996, respectively, and increased to $3,426,000 in 1997. During this three-year period, labor costs decreased from $1,636,000 in 1995 to $1,591,000 in 1996 and increased to $1,692,000 in 1997. In 1997 the increase in costs is mainly attributable to greater investor relations efforts, higher maintenance costs and added depreciation. The Company allocates part of its administrative and depreciation costs, which are directly related to manufacturing, to the cost of producing products for sale and for use in clinical trials. Such costs allocated in each year 1995, 1996 and 1997 were $638,000, $808,000 and $837,000, respectively.

Net Loss
--------

The Company's net loss increased from $5,317,000 in 1995 to $5,589,000 in 1996 and to $6,417,000 in 1997. Its net loss per share over the same period was $.28 per share in 1995, $.30 per share in 1996 and $.32 per share in 1997. The weighted average number of shares outstanding increased approximately 6% from 1996 to 1997. The increase reflects shares issued in a sale of stock and warrants to SB in January 1997 and the exercise of unrelated warrants in July 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from the issuance and sale of equity securities, limited sales of products, interest earned on investments and payments under contract research and license agreements. The financing sources have, to date, enabled the Company to maintain adequate liquidity. Cash, cash equivalents and investments totaled approximately $13,370,000 at December 31, 1997, as compared to approximately $14,512,000 at December 31, 1996.

The principal uses of cash during 1997 were approximately $5,203,000 for operations and approximately $796,000 for plant and equipment. The Company used approximately 11% more cash in operations in 1997 than in 1996, reflecting on a cash basis increased revenues, which were more than offset by higher research and product development expenses. Increased cash basis revenues represent cash collected in January and December 1997 under a license and option agreement, which was signed in 1997 and effective in December 1996. Cash requirements for operating activities in 1998 are expected to increase only slightly over 1997 levels.* While revenues are expected to increase in 1998, expenses are expected to continue to outpace revenue as the Company expands its efforts to discover new products and continue its work in clinical and regulatory areas.* Projected cash requirements are dependent upon the Company receiving the revenues that are anticipated and conducting the research, particularly the clinical trials and commercial regulatory filings, that are projected. It is possible that sales could be lower, because customers may not order as much material as expected. It is also possible that patient accrual within planned clinical trials will be slower than anticipated or the results of the trials or other research will not be as expected.

The Company did not raise significant amounts of cash outside of operations during 1995 or 1996. In 1997 the Company's primary sources of cash were approximately $3,963,000 from the sale of approximately 1,103,000 shares of common stock to SB and $963,000 from the exercise of outstanding warrants and stock options. At December 31, 1996, the Company had warrants and options outstanding to acquire shares and warrants which were issued in private placements in 1991 and 1992 at exercise prices ranging from $3.00 to $8.25 per share. All such warrants were scheduled to expire in 1997 if not exercised. In January 1997 the Company decided to extend the expiration date of the warrants and options, which were to expire in April 1997, to July 31, 1997, and reduce the exercise price of the options from $8.25 to $6.00 per share. The change was made to preserve for the Company the opportunity to raise additional capital at a very economical cost if the warrants were exercised. In July 1997, all of the $3.00 warrants were exercised and all of the $6.00 warrants and options expired without exercise. The Company still has outstanding warrants to purchase 500,000 shares at $5.00 per share that were issued to SB in 1997 as part of its stock purchase agreement. These warrants expire if not exercised by January 1, 2000. Additionally, SB has the right to make an additional equity investment of up to $2,000,000 at any time through January 1, 1999, at the market price of the stock at the time of the investment.

The Company will require substantial additional funds to continue its research and development programs and to commercialize its products under development. Future capital requirements will depend upon a number of factors, including the rate of expenditure on and the progress of the Company's research and development programs, the time and cost to obtain regulatory approvals, and demand for products based on the Company's technology. The Company believes that its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 1999.*

Item 3 "Legal Proceedings" on page 16 of this report on Form 10-K contains a discussion of contingencies related to the Company's identification as a Potentially Responsible Party for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill, the Company being a named defendant in a suit brought by the Montana Department of Environmental Quality seeking to recover alleged costs associated with its oversight activities of the Landfill, and a request for contribution of remediation costs incurred by the NIH. Item 3 also contains information regarding a suit filed by a former employee.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . 25

Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . 26

Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . 27

Statements of Stockholders' Equity for the years
  ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . 28

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . 29

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 30


                         RIBI IMMUNOCHEM RESEARCH, INC.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Ribi ImmunoChem Research, Inc.:

We have audited the accompanying balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ribi ImmunoChem Research, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                   KPMG Peat Marwick LLP

Billings, Montana
January 17, 1998

                         RIBI IMMUNOCHEM RESEARCH, INC.
                                 BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                          December 31,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Assets
------
Current assets:
  Cash and cash equivalents                        $    1,224           432
  Available-for-sale investment securities
    and accrued interest                               12,146        14,080
  Accounts receivable                                     870            52
  Inventories                                           1,250         1,268
  Other current assets                                    234           273
                                                     --------      --------

     Total current assets                              15,724        16,105

Property, plant and equipment, net                     11,453        11,601
Other assets, net                                         593           592
                                                     --------      --------

     Total assets                                  $   27,770        28,298
                                                     ========      ========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                 $      611           318
  Accrued liabilities                                     614           570
  Deferred revenue                                      1,130           563
                                                     --------      --------

     Total current liabilities                          2,355         1,451
                                                     --------      --------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.10 par, 10,000,000
    authorized shares; none issued and
    outstanding                                           -             -
  Common stock, $.001 par; 30,000,000 authorized
    shares; 20,311,623 and 18,891,443 issued and
    outstanding in 1997 and 1996, respectively             20            19
  Additional paid-in capital                           67,485        62,492
  Unrealized investment holding losses                    (37)          (28)
  Accumulated deficit                                 (42,053)      (35,636)
                                                     --------      --------

     Total stockholders' equity                        25,415        26,847
                                                     --------      --------

     Total liabilities and stockholders'
       equity                                      $   27,770        28,298
                                                     ========      ========

See accompanying notes to financial statements.

                         RIBI IMMUNOCHEM RESEARCH, INC.

                            STATEMENTS OF OPERATIONS
                     (In Thousands, Except per Share Data)

                                               Years Ended December 31,
                                             1997        1996        1995
                                           --------    --------    --------

Revenues:
  Sales                                  $    2,743       1,559         953
  Contracts and licenses                      2,834       2,042       1 848
  Investment income, net                        942       1,017       1,216
  Other, net                                     11           5           6
                                           --------    --------    --------
                                              6,530       4,623       4,023
Costs and expenses:
  Purchases and production                    1,337         988         775
  Research and development                    8,184       6,203       5,530
  Selling, general and administrative         3,426       3,021       3,035
                                           --------    --------    --------
                                             12,947      10,212       9,340
                                           --------    --------    --------

Net loss                                 $   (6,417)     (5,589)     (5,317)
                                           ========    ========    ========

Net loss per common share                $     (.32)       (.30)       (.28)
                                           ========    ========    ========

Average number of shares outstanding         20,072      18,890      18,877
                                           ========    ========    ========

See accompanying notes to financial statements.

                         RIBI IMMUNOCHEM RESEARCH, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Data)


                                                  Unreal-
                                       Addi-       ized               Total
                                       tional     Holding   Accumu-   Stock-
                              Common   Paid-in    Gains     lated     holders'
                              Stock    Capital   (Losses)   Deficit   Equity
                              -----    -------    ------    -------   ------
Balance at December 31, 1994 $    19    62,377      (328)   (24,730)   37,338
Issuance of 3,000 shares
  under stock grant program      -          12       -          -          12
Issuance of 14,050 shares
  upon exercise of options       -          40       -          -          40
Compensation relating to
  stock options                  -          31       -          -          31
Unrealized gain on investment
  securities, net                -         -         323        -         323
Net loss                         -         -         -       (5,317)   (5,317)
                               -----    ------     -----     ------    ------

Balance at December 31, 1995      19    62,460        (5)   (30,047)   32,427

Issuance of 1,400 shares
  under stock grant program      -           6       -          -           6
Issuance of 1,800 shares
  upon exercise of options       -           6       -          -           6
Compensation relating to
  stock options                  -          20       -          -          20
Unrealized loss on investment
  securities, net                -         -         (23)       -         (23)
Net loss                         -         -         -       (5,589)   (5,589)
                               -----    ------     -----     ------    ------

Balance at December 31, 1996      19    62,492       (28)   (35,636)   26,847

Issuance of 3,000 shares
  under stock grant program      -          13       -          -          13
Issuance of 22,400 shares
  upon exercise of options       -          89       -          -          89
Sale of 1,103,448 shares in
  a private placement, net         1     3,962       -          -       3,963
Issuance of 291,332 shares
  upon exercise of warrants      -         874       -          -         874
Compensation relating to
  stock options                  -          55       -          -          55
Unrealized loss on investment
  securities, net                -         -          (9)       -          (9)
Net loss                         -         -         -       (6,417)   (6,417)
                               -----    ------     -----     ------    ------

Balance at December 31, 1997 $    20    67,485       (37)   (42,053)   25,415
                               =====    ======     =====     ======    ======

See accompanying notes to financial statements.

                         RIBI IMMUNOCHEM RESEARCH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                 Years Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Cash flows from operating activities:
  Net loss                                 $   (6,417)     (5,589)     (5,317)
  Adjustments to reconcile net loss
      to net cash used by operating
     activities:
    Depreciation and amortization               1,002         935         817
    Common stock grants                            13           6          12
    Compensation relating to stock
      options                                      55          20          31
    Discount accretion                            (17)       (415)       (460)
    Abandoned patents and asset sales              18          18           8
    Changes in operating assets and
     liabilities:
      Accounts receivable                        (818)        673        (584)
      Inventories                                  18        (285)       (305)
      Other current assets                         39         (23)         40
      Accounts payable                            293          65        (122)
      Accrued liabilities                          44         (31)         22
      Deferred revenue                            567         (67)        442
                                             --------    --------    --------
        Net cash used by operating
         activities                            (5,203)     (4,693)     (5,416)
                                             --------    --------    --------

Cash flows from investing activities:
  Capital expenditures                           (796)       (924)     (1,475)
  Payments for other assets                       (78)        (93)        (78)
  Proceeds from sale of assets                      1         -             3
  Proceeds from maturities of
   held-to-maturity securities                    -         3,121       7,239
  Proceeds from maturities and
   sales of available-for-sale securities       8,214       4,784       3,663
  Purchases of available-for-sale
   securities                                  (6,272)     (1,956)       (327)
  Purchases of held-to-maturity
   securities                                     -           (97)     (4,079)
                                             --------    --------    --------
        Net cash provided by
          investing activities                  1,069       4,835       4,946
                                             --------    --------    --------

Cash flows from financing activities:
  Sale of common shares, net                    3,963         -           -
  Proceeds from exercise of warrants              874         -           -
  Proceeds from exercise of options                89           6          40
                                             --------    --------    --------
        Net cash provided by financing
          activities                            4,926           6          40
                                             --------    --------    --------

Increase (decrease) in cash and cash
  equivalents                                     792         148        (430)

Cash and cash equivalents at beginning
  of year                                         432         284         714
                                             --------    --------    --------

Cash and cash equivalents at end of year   $    1,224         432         284
                                             ========    ========    ========

See accompanying notes to financial statements.


                         RIBI IMMUNOCHEM RESEARCH, INC.

                         NOTES TO FINANCIAL STATEMENTS

1)  Summary of Significant Accounting Policies

     OPERATIONS. Ribi ImmunoChem Research, Inc. (the "Company") was incorporated on January 9, 1981, and is principally engaged in the development of biopharmaceutical products that stimulate the immune system to generate a cascade of natural agents and signals to prevent and treat human disease. The Company also engages in related activities such as the custom formula-tion and sale of research products and contract research.

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

     INVESTMENT SECURITIES. Investment securities consist of marketable debt securities and mutual funds that have invested in marketable debt securities. All investment securities are available to support current operations and are, therefore, classified as "available-for-sale." These available-for-sale securities are recorded at fair value, which is based on quoted market prices.

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

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of 25 to 40 years for buildings and 3 to 12 years for equipment, furniture and fixtures. Maintenance and repairs are charged to expense as incurred. Significant betterments are capitalized.

     NET LOSS PER COMMON SHARE. During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (Earnings per Share) which deals with the computation and presentation of earnings per share. The Company was not required to make any changes in the computation of earnings per share resulting from the adoption of the new standard for the year 1997 or for any previously reported year. Net loss per common share is based on the weighted average number of shares outstanding. Diluted net loss per common share is not presented, as the effect is antidilutive.

                         RIBI IMMUNOCHEM RESEARCH, INC.

     The Company has certain warrants and stock options outstanding that are described in Notes 5 and 6 of the Notes to Financial Statements that could potentially dilute earnings per share in the future.

     PATENTS AND OTHER ASSETS. Other assets consist principally of the costs of patents filed, deferred patent application costs and patent maintenance costs. Such costs are amortized on a straight-line basis over the estimated remaining useful lives of the patented technology ranging from 3 to 20 years. Unsuccessful patent application costs are expensed when the patent is denied or abandoned.

     INCOME TAXES. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured by applying enacted tax rates to taxable years in which such differences are expected to reverse. The current and noncurrent portions of these deferred tax assets and liabilities are classified in the balance sheet based on the respective classification of the assets and liabilities which give rise to such deferred income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

     STOCK-BASED EMPLOYEE COMPENSATION. From time-to-time the Company grants to its employees stock and/or options to purchase stock. In the case of stock grants, compensation expense is recognized by the Company at the time of the grant in the amount of the market value of the stock on the grant date. Compensation expense for the grant of stock options is recognized only when the market value of the underlying stock exceeds the exercise price of the stock option on the grant date. Any such compensation expense is charged to expense over the term that the options vest to the optionee.

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

     RECLASSIFICATION. Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation of accrued interest receivable.

                         RIBI IMMUNOCHEM RESEARCH, INC.

(2)  Investment Securities

The following is a summary of the Company's investment securities as of December 31, 1997 and 1996:


                                                   Fair
                                    Amortized    Market   Unrealized  Unrealized
          December 31, 1997           Cost       Value       Gains      Losses
          -----------------         ---------  ---------  ----------  ----------
                                                (In Thousands)
Mutual funds investing primarily
  in short to intermediate term
  securities of the U.S.
  Government and its agencies    $     4,717       4,661         -            56
Securities of the U.S. Government
  and its agencies                     3,453       3,470          17         -
Corporate mid-term notes               3,367       3,369           3           1
Insured certificates of deposit          508         508         -           -
                                   ---------   ---------   ---------   ---------
                                      12,045      12,008          20          57
Accrued interest                         138         138         -           -
                                   ---------   ---------   ---------   ---------

                                 $    12,183      12,146          20          57
                                   =========   =========   =========   =========

          December 31, 1996
          -----------------

Mutual funds investing primarily
  in short to intermediate term
  securities of the U.S.
  Government and its agencies    $     4,945       4,849         -            96
Securities of the U.S. Government
  and its agencies                     5,596       5,634          38         -
Corporate mid-term notes               2,894       2,925          33           2
Insured certificates of deposit          561         560         -             1
                                   ---------   ---------   ---------   ---------
                                      13,996      13,968          71          99
Accrued interest                         112         112         -           -
                                   ---------   ---------   ---------   ---------

                                 $    14,108      14,080          71          99
                                   =========   =========   =========   =========


Substantially all debt securities at December 31, 1997 mature within one year.

During 1997 the Company sold shares of debt mutual funds for $500,000 and realized a book loss of approximately $11,000. During 1996 the Company sold shares of debt mutual funds for $425,000. Book gains realized on the sales totaled approximately $3,000 and book losses realized totaled approximately $3,000.

                         RIBI IMMUNOCHEM RESEARCH, INC.

(3)  Inventories

Inventories are as follows:


                                                     December 31,
                                              ---------------------------
                                                 1997             1996
                                              ----------       ----------
                                                     (In Thousands)

Raw materials                               $        132               96
Work in process                                    1,053            1,092
Finished goods                                        65               80
                                              ----------       ----------

                                            $      1,250            1,268
                                              ----------       ----------

(4)  Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                                     December 31,
                                              ---------------------------
                                                 1997             1996
                                              ----------       ----------
                                                     (In Thousands)

Buildings                                   $      9,629            9,604
Equipment, furniture and fixtures                  7,149            6,519
                                              ----------       ----------
                                                  16,778           16,123
Less accumulated depreciation                      5,598            4,711
                                              ----------       ----------
                                                  11,180           11,412
Construction in progress                              84              -
Land                                                 189              189
                                              ----------       ----------

                                            $     11,453           11,601
                                              ==========       ==========


(5)  Stockholders' Equity

In early 1997, effective December 31, 1996, SmithKline Beecham ("SB") purchased 1,103,448 shares of common stock for $4,000,000. SB has the right to make an additional equity investment of up to $2,000,000 at any time through January 1, 1999, at the then market price. Additionally, with the stock purchase SB acquired warrants to purchase 500,000 shares of stock at $5.00 per share. The warrants expire if not exercised by January 1, 2000.

At December 31, 1996, the Company had warrants and options outstanding to purchase 1,092,402 shares at prices ranging from $3.00 to $8.25 per share. These warrants and options were issued in connection with sales of stock in 1991 and 1992. In January 1997 the Company extended the expiration date of warrants and options to purchase 801,070 shares, which were to expire in April 1997, to July 31, 1997. At the same time the exercise price of all $8.25 options was reduced to $6.00 per share. On July 31, 1997, these warrants and options all expired without exercise. Warrants to purchase 291,332 shares of common stock at $3.00 per share were exercised for $874,000.

                         RIBI IMMUNOCHEM RESEARCH, INC.

(6)  Stock Compensation Plans

The Company has a stock grant program under which common stock may be issued to key employees, consultants and other persons providing services deemed important to the Company. The program requires the employee to assign to the Company all know-how, patents and proprietary information developed while employed by, or developed as a result of employment with the Company and to agree not to engage in any activity which could be considered to be in competition with the Company's proposed business while employed by the Company. If the employee violates any one of these conditions, the shares issued pursuant to the program shall revert to the Company. Non-employees receiving grants are not subject to the conditions imposed on employees receiving grants. Additionally, the Company grants 100 shares of stock to each employee who is not an officer of the Company after completion of one year of employment. Such 100 share grants are not subject to the forfeiture conditions described above.

The following table sets forth the activity in the stock grant program for the years ended December 31, 1997, 1996 and 1995


                                      Years Ended December 31,
                                   ----------------------------
                                   1997      1996      1995
                                   ----      ----      ----
Shares available at beginning
 of year                           27,968    29,368    32,368
Shares granted                      3,000     1,400     3,000
                                   ------    ------    ------

Shares available at end
 of year                           24,968    27,968    29,368
                                   ======    ======    ======

Weighted average grant date
 fair value                       $  4.13      4.57      4.03
                                   ======    ======    ======


The Company has a stock option plan called the 1996 Stock Option Plan ("Plan"). Under the Plan all full- or part-time employees are eligible to receive incentive stock options and nonqualified stock options, and certain directors and consultants are eligible to receive nonqualified stock options. Any option granted under the Plan may include a stock appreciation right (SAR) to surrender to the Company all, or a portion, of the option in exchange for cash or stock, the sum of which is equal to the value of the excess of fair market value of the common stock over the option price. The Plan provides for awarding options for a maximum of 900,000 shares with an exercise price not less than fair market value at the date of grant, except for options awarded to certain directors. Options are nontransferable and expire if not exercised within ten years from the date of the grant. Options can be exercised in cumulative installments over a vesting schedule set by the Company's Board of Directors. Through December 31, 1997, all options granted from the Plan to employees can be exercised in cumulative installments of 20% per year beginning on the date of the grant. Vesting of discounted stock options issued to certain directors is discussed below.

The Company also has a stock option plan that was approved by stockholders in 1986. The 1986 plan expired in 1996 and no new options can be granted under it. However, options already granted (1,283,000 shares, net of forfeited options) can be exercised for a period of ten years from the date of grant. The terms of the 1986 plan were very similar to the ones described for the 1996 Plan. All options

                         RIBI IMMUNOCHEM RESEARCH, INC.

granted under the 1986 plan, except for discounted stock options issued to certain directors as discussed below, can be exercised in cumulative installments of 20% per year beginning on the date of the grant.

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

During 1996 the Company's Board of Directors adopted the 1996 Directors Stock Option Plan ("Directors Plan") for directors who are not employees of the Company. The Directors Plan was approved by stockholders in 1997. The plan provides for the grant of nonqualified options to purchase a maximum of 210,000 shares of common stock. Each director who is not an employee was granted options to purchase 30,000 shares on the later of the date the plan was adopted or on the date he first became a director. In addition, immediately following each annual meeting of the Company's stockholders, each director who is not an employee who continues as a director after the meeting will be granted options to purchase 500 shares. The exercise price of the options is the market price on the date of the grant. The options vest and can be exercised at the rate of 50% on the date of grant and 25% on each anniversary of the grant date. The options expire if not exercised within ten years of the grant date. During 1996 and 1997, options to purchase 150,000 shares at $4.00 per share and 2,500 shares at $3.63 per share, respectively, were granted under the plan. None of the options have been exercised.

The following table sets forth the activity in the 1986 and 1996 stock option plans and the 1996 directors stock option plan for the years ended December 31, 1995, 1996 and 1997. There were no SARs outstanding under the plans during the three year period ended December 31, 1997.

                         RIBI IMMUNOCHEM RESEARCH, INC.


                        Options for Employees    Discounted Options
                            and Directors           for Directors
                        --------------------    --------------------
                                  Average                 Average      Total
                        Common    Exercise      Common    Exercise     Common
                        Shares      Price       Shares      Price      Shares
                        ------   -----------    ------   -----------   ------
Shares under option:
  Outstanding at
   December 31, 1994    979,575   $ 6.08        38,676     $ 4.71     1,018,251
  Granted                96,000     3.92        19,720       3.65       115,720
  Exercised             (14,050)    2.81           -          -         (14,050)
  Canceled             (115,475)    6.20           -          -        (115,475)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1995    946,050     5.90        58,396       4.35     1,004,446
  Granted               432,779     5.26         9,568       3.34       442,347
  Exercised              (1,800)    3.19           -          -          (1,800)
  Canceled              (33,100)    6.24        (7,694)      4.42       (40,794)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1996  1,343,929     5.44        60,270       4.18     1,404,199
  Granted               128,500     3.65        13,864       3.32       142,364
  Exercised             (22,400)    3.96           -          -         (22,400)
  Canceled              (80,400)    7.16           -          -         (80,400)
                      ---------                -------                ---------

  Outstanding at
   December 31, 1997  1,369,629   $ 5.20        74,134     $ 4.02     1,443,763
                      =========                =======                =========

Options exercisable at:
  December 31, 1995     591,700   $ 5.90        51,378     $ 4.32       643,078
  December 31, 1996     864,506     5.71        53,369       4.31       917,875
  December 31, 1997   1,032,372     5.49        65,181       4.14     1,097,553

Ranges of exercise
prices and average months
(mo) to expiration of:

 Options outstanding at
  December 31, 1997
  $1.50 (34 mo)           2,000   $ 1.50           -       $  -           2,000
  $2.95-$4.90 (91 mo)   619,950     3.89        65,500       3.69       685,450
  $5.75-$7.50 (65 mo)   719,429     6.21         8,634       6.49       728,063
  $8.00-$8.63 (62 mo)    28,250     8.32           -          -          28,250
                      ---------                -------                ---------

                      1,369,629                 74,134                1,443,763
                      =========                =======                =========

 Options exercisable at
  December 31, 1997
  $1.50 (34 mo)           2,000   $ 1.50           -       $  -           2,000
  $2.95-$4.90 (82 mo)   341,300     3.86        56,547       3.78       397,847
  $5.75-$7.50 (63 mo)   660,822     6.23         8,634       6.49       669,456
  $8.00-$8.63 (62 mo)    28,250     8.32           -          -          28,250
                      ---------                -------                ---------

                      1,032,372                 65,181                1,097,553
                      =========                =======                =========


                         RIBI IMMUNOCHEM RESEARCH, INC.

The Company has entered into a Stock Option Agreement with its Chief Executive Officer, President and Chairman ("CEO"). Pursuant to the 1987 agreement, and later agreements, the CEO was granted options to purchase 228,000 shares of common stock at prices ranging from $2.63 to $3.00 per share. All of the CEO's options under this agreement were to expire if not exercised by June 30, 1997. In April 1997 the Company's Board of Directors extended the expiration date of the options to June 30, 2000. The CEO did not exercise any options in 1995, 1996 or 1997. At December 31, 1997, there are options outstanding to purchase 50,000 shares at $3.00 per share, all of which are exercisable. Additionally, the CEO has been granted options to purchase stock under the Company's stock option plans described above.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Standard"). The Standard recommends a fair value method of accounting for stock based compensation plans. The Standard also allows companies the option to continue accounting for plans based on Accounting Principles Board Opinion No. 25 and related interpretations provided that they make certain additional disclosures. The additional disclosures include pro forma net income and earnings per share based upon the provisions of the Standard. Accordingly, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25 in accounting for its employee stock based compensation plans. As a result, no compensation expense has been recognized relative to its employees where the exercise price of the option equaled or exceeded the stock's market value on the grant date. Compensation expense recognized relative to directors who receive discounted stock options rather than cash for directors' fees totaled $12,000, $8,000 and $18,000 in 1997, 1996 and 1995, respectively. Compensation expense recognized from grants of stock totaled $12,000, $6,000 and $12,000 in 1997, 1996 and 1995, respectively. Compensation expense recognized from the extension of the expiration date of the CEO's stock options totaled $31,000 in 1997. If compensation cost for the stock option plans would have been determined for employees and directors, other than directors receiving discounted options, consistent with the Standard, the Company's net loss and basic loss per common share would have been increased to the pro forma amounts indicated below:


                                            1997          1996          1995
                                            ----          ----          ----
Net loss (In Thousands)
    As reported                          $ 6,417         5,589         5,317
    Pro forma                              6,818         6,018         5,365

Basic loss per common share
    As reported                          $   .32           .30           .28
    Pro forma                                .34           .32           .28

Weighted average fair value of options
  granted during the year                $  2.13          2.93          2.49


The pro forma amounts in the preceding table only include the vested portion of the fair value of stock options granted after December 31, 1994, as required by the Standard. Because some of the options granted prior to December 31, 1994, vest during this phase-in period and the value is not included, the pro forma amounts are not likely to be representative of the effects on future reported net loss and net loss per share. The fair value has been determined using the Black-Scholes

                         RIBI IMMUNOCHEM RESEARCH, INC.

formula, which requires the Company to make several assumptions, some of which are listed below.


                                                     Options Granted In
                                                     ------------------
                                             1997          1996          1995
                                             ----          ----          ----
Average risk-free interest rate              6.6%          6.2%          7.1%

Average expected life (years)                5.6           6.5           6.5

Average annualized expected volatility      .556           .573          .573

Expected dividends                          None           None          None


(7)  Commitments and Contingencies

The Company has an employment agreement with its Chief Executive Officer, President and Chairman, which currently provides for an annual salary of $258,000. The agreement requires the payment of the salary, adjustable annually, through June 30, 1998, unless there is termination for "cause," or until extended.

The Company carries $10 million in product liability insurance for its products which are being used in clinical trials and for commercial sales, when approved, of MELACINE melanoma theraccine. The Company is self-insured for product liability for research products and veterinary products being marketed. In addition, the Company has agreed to indemnify its directors and officers for liabilities incurred as a result of their positions with the Company.

The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality {"DEQ"}) in March 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it deposited at the Landfill from 1982 to 1985 which the Landfill had permits to receive. The NIH voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers, which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, it is believed treatment of the groundwater in the proximity of the disposal site continues utilizing carbon filtering and air sparging, and it is anticipated such treatment will continue through 1998 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being voluntarily conducted by the NIH and which involves installing individual replacement and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of

                         RIBI IMMUNOCHEM RESEARCH, INC.

contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. The first Phase was completed in the spring of 1996. The DEQ has not informed the Company of the status of completion of Phases II and III. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. In 1993, the NIH stated that as of that time, it had incurred costs and anticipated future interim remediation costs which could total $2 million or more. In 1996, the DEQ filed an action against the Company, the Landfill and the owner of the Landfill seeking reimbursement of costs in the amount of $199,000 associated with its oversight activities. For procedural reasons, the DEQ dismissed this action but later reinitiated the action against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future oversight costs, plus civil penalties in the event the parties fail to comply. The Company has filed a response to the action. Because of the uncertainties, including the uncertainty of the cost of further remediation and whether the NIH will seek and obtain partial reimbursement from the other PRPs, it is not possible at this time to determine the potential liability of the Company as a PRP or in the DEQ action.

Two landowners in the vicinity of the Landfill filed civil suits against the PRPs and the DEQ seeking unspecified damages for alleged diminished value of land, possible health hazards and loss of domestic water source. Settlement was reached in June 1997. As part of the settlement, the suits were dismissed with prejudice, and plaintiffs will be barred from making any future claims arising out of the alleged contamination.

Some of the costs incurred in the defense of the civil suits, including the action by the DEQ seeking reimbursement of costs, have been paid by insurance. During each of the years 1997, 1996 and 1995, the Company charged earnings with net costs pertaining to the Landfill of $42,000, $13,000 and $64,000, respectively, including those costs associated with the civil suit settled in June 1997. As of December 31, 1997, the Company has accrued a reserve of approximately $190,000, primarily to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP.

In June 1997, a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The Court has granted dismissal with respect to that portion of the complaint which alleges termination for refusal to violate public policy. Plaintiff has recently filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. If the Court refuses plaintiff's motions on the issue of violation of public policy but if plaintiff should ultimately prevail on the issue of discharge in violation of the Act, the potential liability of the Company would be approximately $240,000, exclusive of attorneys' fees and related costs. If the Court reverses its decision of dismissal with respect to the violation of public policy issue, the Company

                         RIBI IMMUNOCHEM RESEARCH, INC.

could be subject to punitive damages in addition to the potential liability for violation of the Act. It is not possible to estimate what amount of punitive damages, if any, might be awarded if plaintiff were to prevail on the violation of public policy issue. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. Because the action is in early stages, it is not possible to reliably assess the outcome.

In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data storage was preceded by the digits "19". At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results. The Company has established a committee which is in the process of evaluating the Company's exposure to the "Year 2000" problem. Preliminary assessment indicates that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is not able to estimate at this time the potential costs associated with the Year 2000 problem.

(8)  Income Taxes

The net operating loss carryforwards and tax credits available to reduce future Federal taxable income or related taxes and the year of expiration are approxi-mately as follows:


                             Net                         Orphan     Research and
                           Operating      Investment       Drug      Development
Expires December 31,         Loss           Credit        Credit        Credit
--------------------      ----------      ----------      ------      ----------
                                 (In Thousands)
     1997               $    314               4             -             14
     1998                    254               7             -             31
     1999                    328               3             -             50
     2000                    529               9             -             58
     2001                    251               -             -             76
     2002                    821               -             -             82
     2003                  2,272               -             -            128
     2004                  2,751               -             -            106
     2005                  2,606               -             -            115
     2006                  3,595               -             -            154
     2007                  4,488               -             -            198
     2008                  4,238               -             -            243
     2009                  4,574               -             -            343
     2010                  5,445               -             -            163
     2011                  5,390               -            241           173
     2012                  5,813               -            622           407
                          ------          ------         ------        ------
                        $ 43,669              23            863         2,341
                          ======          ======         ======        ======


                         RIBI IMMUNOCHEM RESEARCH, INC.

The tax effects of temporary differences that give rise to federal and state deferred tax assets and liabilities consist of the following:


                                                        December 31,
                                              --------------------------------
                                                  1997                1996
                                              -----------         ------------
                                                      (In Thousands)
Gross deferred tax assets:
  Net operating loss
    carryforwards                            $     17,929               15,540
  General business credit
    carryforwards                                   3,235                2,004
  Loss contingency reserve                             79                   79
  Employee benefits                                   109                   89
  Other                                                28                   29
                                              -----------          -----------
                                                   21,380               17,741
Valuation allowance                               (20,873)             (17,280)
                                              -----------          -----------
                                                      507                  461
                                              -----------          -----------

Gross deferred tax
    liabilities:
  Depreciation                                        422                  355
  Inventories                                          85                  106
                                              -----------          -----------
                                                      507                  461
                                              -----------          -----------
Net                                          $       -                    -
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

The net increase in the valuation allowance for the years ended December 31, 1997, 1996, and 1995 was $3,593,000, $2,108,000 and $2,380,000, respectively.
Additionally, when subsequently recognized, approximately $855,000 of the valuation allowance will be credited to additional paid-in capital.

(9)  International Sales and Major Customers

The Company markets its research products worldwide, generally to nonexclusive distributors. During 1997, 1996 and 1995, export sales were 82%, 77% and 31% of total sales, respectively. Export sales were primarily to Europe, Japan and Canada.

The Company has a total of five license agreements with SmithKline Beecham ("SB") for use of the Company's adjuvants in various vaccines being developed by SB. SB is developing vaccines, which include the Company's adjuvants, for indications in infectious diseases, cancer and allergies. The agreements generally provide for payment to the Company of license fees and supply payments, as well as royalties upon commercialization of SB's vaccines. The agreements grant SB exclusive rights to the Company's adjuvants for use in vaccines for some diseases and co-exclusive or non-exclusive rights for others. The Company also sells adjuvants and research products to SB. Revenues from all transactions with SB were 63% of total revenue

                         RIBI IMMUNOCHEM RESEARCH, INC.

in 1997, 48% in 1996 and 31% in 1995. At December 31, 1997, SB owed the Company approximately $786,000 in trade accounts receivable, none of which are delinquent.

As of December 31, 1997, SB and S.R. One Limited, a subsidiary of SB, held 1,797,056 shares, or 8.8% of the Company's outstanding common stock. Pursuant to a 1997 agreement, SB has the right to make an additional equity investment of up to $2,000,000 at any time through January 1, 1999, at the market price of the stock at the time of the investment. Additionally, SB has warrants to purchase 500,000 shares of common stock at $5.00 per share. The warrants expire if not exercised by January 1, 2000.

The Company has granted Wyeth-Lederle Vaccines and Pediatrics ("WLV&P") (a business unit of Wyeth-Ayerst Laboratories, which is a division of American Home Products Corporation) a worldwide co-exclusive license to use the Company's adjuvants commercially upon regulatory approval of certain vaccines being developed by WLV&P. In addition to an annual license fee, the Company will receive transfer payments for supplies of adjuvant and will be entitled to royalties upon commercial sale of vaccines. Revenues received from WLV&P were 12% of the Company's total revenue in 1997, 17% in 1996 and 19% in 1995.

(10) Employee Benefits

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Company matches 30% of employee contributions of up to 6% of compensation. The amount charged against income in 1997, 1996 and 1995 was $69,000, $58,000 and $52,000, respectively.

Additionally, the Company provides other employee benefits, including health insurance for employees who are actively employed. Charges against income for health insurance were approximately $207,000, $168,000 and $198,000 in 1997, 1996 and 1995, respectively.

(11)  Future Accounting Changes

During 1997, the Financial Accounting Standards Board released two Statements of Financial Accounting Standards ("FAS") that the Company will be required to adopt in 1998. FAS 130 requires companies to report comprehensive income in a new financial statement. Comprehensive income will include net income, as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. FAS 131 requires companies to provide information about the different types of business activities in which an enterprise engages and the different economic environments in which it operates. Information will be provided along lines or segments that are based on the way management organizes the lines or segments within the enterprise for making operating decisions and assessing performance. Neither of these standards will have a material impact on the Company's financial position or results of operations.

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.  EXECUTIVE COMPENSATION

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has filed with the Securities and Exchange Commission a Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on April 24, 1998. The information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is set forth in such Definitive Proxy Statement in the sections entitled "Election of Directors," "Committees and Meetings," "Principal Stockholders and Management's Stockholdings," "Executive Compensa-tion" and "Directors Compensation" on pages 1 through 11. Those portions of such Definitive Proxy Statement containing such information are incorporated herein by this reference. Information regarding the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

The following financial statements of Ribi ImmunoChem Research, Inc., are filed with this Report on Form 10-K under Item 8 of Part II on pages 24 through 42:

          Independent Auditors' Report

          Balance Sheets as of December 31, 1997 and 1996

          Statements of Operations for the years ended December 31, 1997, 1996 and 1995

          Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          Notes to Financial Statements

     2. Financial Statement Schedules

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3. Exhibits

The following exhibits are filed as part of this report:


Exhibit No.    Description and Incorporation by Reference
----------     ------------------------------------------
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



Exhibit No.    Description and Incorporation by Reference - continued
----------     ------------------------------------------
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

   *10.9       1996 Directors' Stock Option Plan adopted by stockholders on
               April 30, 1997. This plan was filed on March 19, 1997, as
               Appendix A to Registrant's definitive proxy statement for the
               Annual Stockholders meeting held on April 30, 1997, File No. 0-
               11094. Said Appendix A is incorporated herein by this reference.
  *
  **10.10      Fourth amendment dated April 30, 1997, to the Stock Option
               Agreement with Mr. Robert E. Ivy dated July 1, 1987.

  **24         Consent of independent auditors.

 ***27         Financial Data Schedule.

----------------
   *Management contract or compensatory plan or arrangement
  **Filed herewith
 ***Filed only electronically

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              RIBI IMMUNOCHEM RESEARCH, INC.


Date:     March 25, 1998      By:     /s/ Robert E. Ivy
       ------------------          ---------------------------------------------
                              Robert E. Ivy, Chief Executive Officer,
                              President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 25, 1998      By:     /s/ Robert E. Ivy
       ------------------          ---------------------------------------------
                              Robert E. Ivy, Chief Executive Officer,
                              President and Chairman of the Board (principal
                              executive officer)


Date:     March 25, 1998      By:     /s/ Vern D. Child
       ------------------          ---------------------------------------------
                              Vern D. Child, Vice President Finance and
                              Treasurer (principal financial and accounting
                              officer)

Date:     March 25, 1998      By:     /s/ John L. Cantrell
       ------------------          ---------------------------------------------
                              John L. Cantrell, Executive Vice President and
                              Director

Date:     March 25, 1998      By:     /s/ Philipp Gerhardt
       ------------------          ---------------------------------------------
                              Philipp Gerhardt, Director


Date:     March 25, 1998      By:     /s/ Paul Goddard
       ------------------          ---------------------------------------------
                              Paul Goddard, Director


Date:     March 25, 1998      By:     /s/ Mark I. Greene
       ------------------          ---------------------------------------------
                              Mark I. Greene, Director


Date:     March 25, 1998      By:     /s/ Thomas N. McGowen, Jr.
       ------------------          ---------------------------------------------
                              Thomas N. McGowen, Jr., Director


Date:     March 25, 1998      By:     /s/ Frederick B. Tossberg
       ------------------          ---------------------------------------------
                              Frederick B. Tossberg, Director

                         RIBI IMMUNOCHEM RESEARCH, INC.

                                 EXHIBIT INDEX



Exhibit No Description and Incorporation by Reference                      Page
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


Exhibit No Description and Incorporation by Reference - continued          Page
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

   *10.9   1996 Directors' Stock Option Plan adopted by the Stockholders on
           April 30, 1997. This plan was filed on March 19, 1997, as
           Appendix A to Registrant's definitive proxy statement for the
           Annual Stockholders Meeting held on April 30, 1997, File
           No. 0-11094. Said Appendix A is incorporated herein by this reference.
  *
 **10.10   Fourth amendment dated  April  30, 1997,  to  the Stock Option    49
           Agreement with Mr. Robert E. Ivy dated July 1, 1987.

 **24      Consent of independent auditors.                                  50

***27          Financial Data Schedule.


----------------
  *Management contract or compensatory plan or arrangement
 **Filed herewith
***Filed only electronically

                                                  Exhibit 10.10


                      FOURTH AMENDMENT TO OPTION AGREEMENT

This Fourth Amendment ("Amendment") to Option Agreement dated as of April 30, 1997 ("Effective Date") is between RIBI IMMUNOCHEM RESEARCH, INC., a Delaware corporation located at 553 Old Corvallis Road, Hamilton, MT 59840 (the "Corporation") and ROBERT E. IVY, whose mailing address is P.O. Box 1648, Hamilton, MT 59840 (the "Optionee").

WHEREAS, the Corporation has previously granted to Optionee an option to purchase shares of common stock, par value $.001 per share, of the Corporation pursuant to that certain "Option Agreement" dated as of July l, 1987 (the "Option Agreement") and which option, pursuant to the terms of said Option Agreement, is set to expire as of 5 P.M. Mountain Time on June 30, 1997 ("Expiration Date"); and

WHEREAS, as of the date of this Amendment, Optionee holds an option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share ("Remaining Option") and which Remaining Option to purchase said shares is fully vested; and

WHEREAS, the Corporation and the Optionee wish to further amend the Option Agreement effective as of the Effective Date to extend the expiration date of said Option Agreement.

NOW THEREFORE, in consideration of Optionee's continued employment with the Corporation and the covenants and agreements contained herein, the parties agree as follows:

     1. Section 2 of the Option Agreement is hereby amended to provide that with respect to all or any portion of said Remaining Option which is not exercised on or before the Expiration Date, that said Expiration Date shall be extended until June 30, 2000, subject to earlier termination as provided for elsewhere in said Option Agreement.

     2. Except as expressly modified herein, all provisions of the Option Agreement and amendments thereto are hereby ratified, confirmed and approved and shall remain in force and effect. This Amendment shall be governed by and construed in accordance with the laws of the State of Delaware without giving effect to rules governing conflicts of law.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the Effective Date.

RIBI IMMUNOCHEM RESEARCH, INC.     OPTIONEE

By:
   ---------------------------     ----------------------------------

Title:                             Date:
      ------------------------          -----------------------------

Date:
     -------------------------

                                                  Exhibit 24

KPMG Peat Marwick LLP
1000 First Interstate Center
401 N. 31st Street
P.O. Box 7108
Billings, MT  59103




                              Accountants' Consent



The Board of Directors
Ribi ImmunoChem Research, Inc.:

We consent to incorporation by reference in the registration statements No. 33-6513, No. 333-18341 and No. 33-73478 filed on Form S-8 and registration statements No. 333-32943, No. 33-44391, No. 33-48713 and No. 33-69984 filed on
Form S-3 of Ribi ImmunoChem Research, Inc. of our report dated January 17, 1998, relating to the balance sheets of Ribi ImmunoChem Research, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Ribi ImmunoChem Research, Inc.


                                   KPMG Peat Marwick LLP


Billings, Montana
March 23, 1998