Form 10-Q
period 1998-03-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1998-05-14
CIK 352331

===========================================================================
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             __________________

                                 FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 1998

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from                     to
                                    -------------------    ----------------

Commission File Number     0-11094
                         -----------


                 RIBI IMMUNOCHEM RESEARCH, INC.
     (Exact name of registrant as specified in its charter)

        Delaware                               81-0394349
---------------------      ------------------------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)

                 553 Old Corvallis Road, Hamilton, MT 59840
---------------------------------------------------------------------------
                (Address of principal executive offices and zip code)

Registrant's telephone number, including area code       (406) 363-6214
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    ------        ------



As of April 30, 1998, there were 20,317,073 shares of common stock outstanding.





===========================================================================

                    RIBI IMMUNOCHEM RESEARCH, INC.

                               INDEX


                                                                       Page
                                                                     Number
                                                                     ------

PART I.     FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . 3
---------------------------------
Item 1.   Financial Statements:

     Condensed Balance Sheets
     March 31, 1998 (Unaudited)
     and December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . 4

     Condensed Statements of Operations and Comprehensive Loss
     Three months ended March 31,
     1998 and 1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . 5

     Condensed Statements of Cash Flows
     Three months ended March 31,
     1998 and 1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Condensed Financial Statements
     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7


Item 2.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


PART II.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 12
-----------------------------
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                      RIBI IMMUNOCHEM RESEARCH, INC.



PART I.     FINANCIAL INFORMATION
---------------------------------


Item 1.   Financial Statements

  The condensed balance sheet as of March 31, 1998, the condensed statements of operations and comprehensive loss and the condensed statements of cash flows for the three-month periods ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and comprehensive loss and changes in cash flows as of and for the periods indicated have been made.

  It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  The results of operations for the three month period ending March 31, 1998, are not necessarily indicative of results expected for the full year 1998.

                    RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED BALANCE SHEETS
                              (In Thousands)

                                            March 31,    December 31,
                                              1998          1997
                                           -----------   -----------
                                           (Unaudited)
Assets
------

Current assets:
  Cash and short-term deposits                $  1,005         1,224
  Available-for-sale investment
    securities and accrued interest             11,228        12,146
  Trade accounts receivable                        165           870
  Inventories                                    1,292         1,250
  Other current assets                             204           234
                                               -------       -------
     Total current assets                       13,894        15,724

Property, plant and equipment, net              11,432        11,453

Other investments                                1,500          -

Other assets, net                                  582           593
                                               -------       -------
                                              $ 27,408        27,770
                                               =======       =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                            $    181           611
  Accrued liabilities                              746           614
  Deferred revenue                               2,749         1,130
                                               -------       -------
     Total current liabilities                   3,676         2,355
                                               -------       -------
Stockholders' equity:
  Preferred stock                                 -             -
  Common stock                                      20            20
  Additional paid-in capital                    67,505        67,485
  Accumulated deficit                          (43,781)      (42,053)
  Accumulated other comprehensive losses           (12)          (37)
                                               -------       -------
     Total stockholders' equity                 23,732        25,415
                                               -------       -------
                                              $ 27,408        27,770
                                               =======       =======

See accompanying notes.

                 RIBI IMMUNOCHEM RESEARCH, INC.

       CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               (In Thousands Except per Share Data)
                           (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                               1998           1997
                                               ----           ----
Revenues:
  Sales                                    $    799            195
  Contracts and licenses                        679            650
  Investment income                             159            241
  Other, net                                     (5)             1
                                            -------        -------
     Total revenues                           1,632          1,087
                                            -------        -------

Costs and expenses:
  Purchases and production costs                270            215
  Research and development                    2,054          1,743
  Selling, general and administrative         1,036            792
                                            -------        -------
     Total costs and expenses                 3,360          2,750
                                            -------        -------
     Net loss                                (1,728)        (1,663)
                                            -------        -------
Other comprehensive income:
  Unrealized investment losses                  (17)          (101)
  Less reclassification adjustment
    for investment losses included
    in net loss                                  42              1
                                            -------        -------
     Other comprehensive income (loss)           25           (100)
                                            -------        -------
     Comprehensive loss                    $ (1,703)        (1,763)
                                            =======        =======


Net loss per common share                  $   (.09)          (.08)
                                            =======        =======

Average number of shares outstanding         20,312         19,729
                                            =======        =======

See accompanying notes.

                 RIBI IMMUNOCHEM RESEARCH, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                           (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                  1998          1997
                                                  ----          ----
Cash flows from operating activities:
  Net loss                                      $ (1,728)     (1,663)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                  261         246
      Common stock grants                              3          10
      Compensation relating to stock options           4           1
      Discount accretion and investment
        losses, net                                   (5)        (39)
      Asset sales                                      6         -
      Changes in operating assets and
        liabilities                                2,014         187
                                                 -------     -------
      Net cash provided (used) by operating
       activities                                    555      (1,258)
                                                 -------     -------
Cash flows from investing activities:
  Capital expenditures                              (234)       (178)
  Payments for other assets                           (6)        (24)
  Proceeds from sale of assets                         5         -
  Proceeds from maturities and sales of
    available-for-sale investment securities       3,554       2,077
  Purchases of available-for-sale
    investment securities                         (2,606)     (4,162)
  Purchases of other investments                  (1,500)        -
                                                 -------     -------
      Net cash used by investing
       activities                                   (787)     (2,287)
                                                 -------     -------

Cash flows from financing activities:
  Sale of stock, net                                 -         3,977
  Proceeds from exercise of options                   13          14
                                                 -------     -------
      Net cash provided by financing
        activities                                    13       3,991
                                                 -------     -------

      Net change in cash and short-term
        deposits                                    (219)        446

Cash and short-term deposits at beginning
  of period                                        1,224         432
                                                 -------     -------

Cash and short-term deposits at end
  of period                                     $  1,005         878
                                                 =======     =======

See accompanying notes.

                    RIBI IMMUNOCHEM RESEARCH, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


1.   Inventories
     -----------

     Inventories are as follows:

                           March 31,    December 31,
                             1998           1997
                          -----------   -----------
                                (In Thousands)
  Raw materials           $    84            132
  Work in process           1,174          1,053
  Finished goods               34             65
                            -----          -----

                          $ 1,292           1,250
                            =====           =====

1.   Commitments and Contingencies
    ------------------------------

  The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials that it deposited at the Landfill from 1982 to 1985, which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing air sparging, and it is anticipated such treatment will continue through 1998 and possibly longer. Carbon filtering was discontinued in August 1997 based upon non-detectible amounts of volatile organic compounds in post-air sparging samples. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the area residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Recent information indicates that a total of nineteen alternate water supply wells have been installed at a cost of approximately $1,000,000. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH has indicated it is undertaking Phase II groundwater remediation to intercept and treat contaminated groundwater near the eastern Landfill boundary. The NIH has projected costs for this Phase II groundwater remediation to be in excess of $1,000,000 through 1999. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. The DEQ initiated an action in 1997 against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future remedial costs, plus civil penalties in the event the parties fail to comply. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company has filed a response to the action, including a motion to dismiss. There can be no assurance that the Company's defenses and motion will be successful. On April 21, 1998, the Company received notice that the U.S. Department of Justice ("USDJ"), acting on behalf of the Department of Health and Human Services, which overseas the NIH, filed suit in United States District Court seeking contribution from the Company of an "equitable share" of past and future response costs incurred by the United States in connection with the remediation at and near the Landfill. The complaint alleges that as of September 30, 1997, the United States had incurred response costs in excess of $3,400,000 and that it expects to incur more than $1,000,000 in additional response costs. The Company is preparing a response. Although the Company believes it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the United States. Depending upon the eventual outcome of the litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect on the Company's financial condition. Accordingly, it is not possible at present to accurately predict whether an adverse outcome will have a material adverse effect on the Company's financial condition. The Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of March 31, 1998, the Company has accrued a reserve of approximately $200,000, primarily to cover billed and potential legal, consulting, remediation and DEQ reimbursement costs associated with the Company as a PRP. Net costs charged against operations during the first quarters of 1998 and 1997 were $22,000 and $1,000, respectively.

  In June 1997, a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The Court granted dismissal with respect to that portion of the complaint which alleges termination for refusal to violate public policy. Plaintiff filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. On April 6, 1998, the Court allowed plaintiff to amend the complaint as requested. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. Because the action is in early stages, it is not possible to reliably assess the outcome. Depending upon the eventual outcome of this litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect of the Company's financial condition. Accordingly, it is not possible at this time to accurately predict whether an adverse outcome will have an adverse effect on the Company's financial condition. The plaintiff has also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents and asking the Court to review and overturn the Department of Labor's decision finding plaintiff was terminated for misconduct as defined in MCA Section 39-51-2303 and, therefore, not allowing plaintiff to collect unemployment benefits. The Company has filed a response arguing the correctness of the Department of Labor's decision. It is not possible to determine the outcome of this action at this time. However, in the event plaintiff is successful, it would not have a material adverse effect on the financial condition of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

  Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At March 31, 1998, the Company's accumulated deficit was approximately $43,781,000.

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

  In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data was preceded by the digits "19". At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results. The Company has established a committee, which made a preliminary assessment, and hired an outside firm which is in the process of determining in reasonable detail the Company's exposure to the "Year 2000" problem. The Company expects to continue to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. Preliminary assessment indicates that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is working to solve these issues in a timely manner, but there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be Year 2000 compliant. The Company is not yet able to estimate the potential costs associated with the Year 2000 problem.

  Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to the risks and uncertainties discussed with the forward-looking statements, there are a number of other factors that could cause actual results to differ materially from projected results, including, but not limited to the following: levels of expenditure on and results of the Company's research and the impact of those results on milestone and transfer payments from partners, research results of other companies using the Company's products, competition from other companies, changes in government regulation, including price controls for newly developed drugs, and risk factors listed from time-to-time in the Company's reports to the Securities and Exchange Commission. Forward-looking statements herein are followed by an asterisk ("*").

Results of Operations
---------------------

  During the first quarter of 1998 the Company incurred a net loss of $1,728,000 compared to a net loss of $1,663,000 incurred in the first quarter of 1997. The greater net loss reflects increased revenues, which were slightly more than offset by increased expenses.

  Revenues were higher in the first quarter of 1998 compared to the same period in 1997, primarily because of increased sales. Sales in the first quarter of 1998 were 310% higher than sales in the first quarter of 1997 reflecting increased use of the Company's adjuvants by its marketing partners in their development of potential vaccines. Partially offsetting higher sales was a decrease in investment income of $82,000. Approximately 60% of the decrease results from a reduced amount of investments, as the average interest rate earned by the portfolio remained at approximately 5.8% during both the first quarters of 1998 and 1997. The balance of the decrease reflects a book loss on the sale of a debt mutual fund in early 1998 to meet the Company's operating needs.

  In March 1998, the Company announced the signing of a distribution and marketing agreement with Schering-Plough Corporation ("SP"). Pursuant to the agreement, SP will have exclusive worldwide rights, except in Canada, to distribute, market and sell the Company's MELACINE therapeutic melanoma vaccine. While the agreement did not have an immediate material impact on the Company's revenues, it could receive up to $30,000,000 from SP in signing fees and milestone payments.* Milestone payments will be paid to the Company upon gaining marketing clearances for MELACINE as a therapy for Stage IV (late stage) melanoma in the United States and Europe. Milestone payments will also be paid upon the Company gaining marketing clearances in the United States and Europe for MELACINE as either combination therapy with Intron A (interferon alfa-2b) for Stage IV melanoma or as monotherapy for Stage II (earlier stage) melanoma to prevent recurrence of disease following surgical removal of primary tumors. The Company has filed for marketing clearance for MELACINE to be used in the treatment of Stage IV melanoma in Canada and Europe and expects to file in the United States in the third quarter of 1998.* The Company expects to have a decision from the Canadian authorities any time and a decision by the European authorities could be made before year-end 1998.* However, there can be no assurance that decisions will be made within those time frames. Additionally, there can be no assurance that regulatory authorities will approve marketing MELACINE for any indication or that revenues will be significant if marketing approval is granted.

  Purchases and production costs increased $55,000 while sales increased $604,000 during the first quarter of 1998 compared to the first quarter of 1997. Costs were lower in the first quarter of 1998 in relation to sales because of higher plant throughput during the first quarter of 1998. Plant throughput was lower during the first quarter of 1997 because the plant was not producing salable material while validation work necessary for commercial licensing was being conducted.

  Research and development expenses increased 18% during the first quarter of 1998 over the same quarter in 1997. The increase mainly reflects additional outside contract and other costs necessary to prepare and file a commercial license application for MELACINE in Europe and to proceed with the preparation of an application to be filed in the United States, probably in the third quarter of 1998.* Additionally, the Company has continued its preclinical development of immune system modulators and its drug for protection against cardiac reperfusion injury. The Company is also continuing to accrue patients in its Phase III clinical testing of MELACINE in combination with alpha interferon 2-b to treat late stage melanoma. The Company expects total research and development expenses for 1998 to be in the range of those costs in 1997.* It is possible that completion of the commercial license application to be filed in the United States will require more time than expected or that the U.S. Food and Drug Administration will not accept the filing for detailed review. It is also possible that one or all of the commercial license applications filed will not be approved after they have been accepted for review, or that planned clinical trials will not proceed as expected.

  Selling, General and Administrative expenses increased $244,000 in the first quarter of 1998 compared to the first quarter of 1997. The increase relates primarily to normal inflationary increases but also includes increases in expenses for plant validation support, travel and other expenses related to investor relations, recruiting expenses, and costs related to the Bitterroot Valley Landfill, which is discussed in more detail below.

Financial Condition
-------------------

  During the first quarter of 1998 the Company received $555,000 from operations compared to cash used in operations during the first quarter of 1997 of $1,258,000. The variance mainly reflects changes in operating assets and liabilities connected to differences in the timing of the recognition of license fee revenues. The Company expects cash flows used in operations for the year 1998 to continue to be less than those in the year 1997 as an increase in revenues on a cash basis is expected to exceed the increase in research and development expenditures.* Projected cash flows are dependent upon the Company receiving revenues that are anticipated and preparing the commercial filings and conducting the research and clinical trials that are now planned.

  See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a Potentially Responsible Party for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill and a suit filed by the U.S. Department of Justice seeking to recover a portion of the related remediation costs. Note 2 also contains information regarding the Company being a named defendant in a suit brought by the Montana Department of Environmental Quality seeking to recover alleged costs associated with its oversight activities of the Landfill and a suit filed by a former employee.


PART II.   OTHER INFORMATION
-----------------------------

Item 1.   Legal Proceedings

     (a) See Note 2 of the Notes to Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill. Note 2 also contains information regarding two suits filed by a former employee.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (Filed only electronically)

     (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES
----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RIBI IMMUNOCHEM RESEARCH, INC.
                    -----------------------------
                           (Registrant)




May 14, 1998        By   /s/ Vern D. Child
                    -------------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)