Form 10-Q
period 1998-06-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1998-08-13
CIK 352331

================================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1998

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from ______________ to __________________________

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

                        Yes   X       No _____
                            -----



As of July 31, 1998, there were 20,320,673 shares of common stock outstanding.



================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  3
-------------------------------

Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          June 30, 1998 (Unaudited)
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations and Comprehensive Loss
          Three months and six months ended
          June 30, 1998 and 1997 (Unaudited). . . . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Six months ended June 30, 1998 and
          1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 13
---------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
----------

                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.   Financial Statements

     The condensed balance sheet as of June 30, 1998, the condensed statements of operations and comprehensive loss for the three month and six month periods ended June 30, 1997 and 1998, and the condensed statements of cash flows for the six months ended June 30, 1997 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The results of operations for the three month and six month periods ended June 30, 1998, are not necessarily indicative of results expected for the full year 1998.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)


                                             June 30,       December 31,
                                              1998              1997
                                           ------------     ------------
                                            (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                 $    547            1,224
     Available-for-sale investment
       securities                                 9,618           12,146
     Accounts receivable                            568              870
     Inventories                                  1,316            1,250
     Other current assets                           163              234
                                                -------          -------

          Total current assets                   12,212           15,724

Property, plant and equipment, net               11,554           11,453

Other investments                                 1,523             -

Other assets, net                                   583              593
                                                -------          -------

                                               $ 25,872           27,770
                                                =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                          $    208              611
     Accrued expenses                               660              614
     Deferred revenue                             3,240            1,130
                                                -------          -------

          Total current liabilities               4,108            2,355
                                                -------          -------

Stockholders' equity:
     Preferred stock                               -                -
     Common stock                                    20               20
     Additional paid-in capital                  67,528           67,485
     Accumulated deficit                        (45,771)         (42,053)
     Accumulated other comprehensive losses         (13)             (37)
                                                -------          -------

          Total stockholders' equity             21,764           25,415
                                                -------          -------

                                               $ 25,872           27,770
                                                =======          =======



See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

              CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                         (In Thousands Except per Share Data)
                                     (UNAUDITED)


                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------    ------------------

                                       1998       1997        1998       1997
                                       ----       ----        ----       ----

Revenues:
   Sales                           $    625        671       1,424        866
   Contracts and licenses               748        650       1,427      1,300
   Investment income                    165        255         324        496
   Other, net                             1          7          (4)         8
                                    -------    -------     -------    -------

      Total revenues                  1,539      1,583       3,171      2,670
                                    -------    -------     -------    -------

Costs and expenses:
   Purchases and production costs       452        385         722        600
   Research and development           2,002      1,814       4,056      3,557
   Selling, general and
     administrative                   1,075        928       2,111      1,720
                                    -------    -------     -------    -------

      Total costs and expenses        3,529      3,127       6,889      5,877
                                    -------    -------     -------    -------

      Net loss                       (1,990)    (1,544)     (3,718)    (3,207)
                                    -------    -------     -------    -------

Other comprehensive income:
   Unrealized investment gains
     (losses)                            (1)        40         (10)       (60)
   Less reclassification adjustment
     for investment losses
     included in net loss               -          -            34        -
                                    -------    -------     -------    -------

      Other comprehensive income
       (loss)                            (1)        40          24        (60)
                                    -------    -------     -------    -------

      Comprehensive loss             (1,991)    (1,504)     (3,694)    (3,267)
                                    =======    =======     =======    =======


Net loss per common share          $   (.10)      (.08)       (.18)      (.16)
                                    =======    =======     =======    =======

Average number of shares
  outstanding                        20,317     20,002      20,315     19,867
                                    =======    =======     =======    =======



See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                  1998              1997
                                                  ----              ----
Cash flows from operating activities:
  Net loss                                     $ (3,718)          (3,207)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                 522              494
      Common stock grants                             3               11
      Compensation relating to stock options         10               14
      Discount accretion and investment
        losses, net                                  70              (45)
      Asset sales and abandoned patents              23              -
      Changes in operating assets and
        liabilities                               2,060              351
                                                -------          -------
        Net cash used by operating
          activities                             (1,030)          (2,382)
                                                -------          -------

Cash flows from investing activities:
  Capital expenditures                             (600)            (300)
  Payments for other assets                         (41)             (53)
  Proceeds from sale of assets                        5              -
  Proceeds from maturities and sales of
    available-for-sale investment securities      6,124            4,658
  Purchases of available-for-sale
    investment securities                        (3,642)          (5,739)
  Purchases of other investments                 (1,523)             -
                                                -------          -------
        Net cash provided (used) by
          investing activities                      323           (1,434)
                                                -------          -------

Cash flows from financing activities:
  Sale of common stock, net                         -              3,978
  Proceeds from exercise of options                  30               24
                                                -------          -------
        Net cash provided by financing
          activities                                 30            4,002
                                                -------          -------

        Net change in cash and short-term
          deposits                                 (677)             186

Cash and cash equivalents at
  beginning of period                             1,224              432
                                                -------          -------

Cash and cash equivalents at
  end of period                                $    547              618
                                                =======          =======


See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   Inventories
     -----------

     Inventories are as follows:


                                  June 30,          December 31,
                                     1998              1997
                                 -----------        -----------
                                         (In Thousands)

      Raw materials                $   104                132
      Work in process                1,159              1,053
      Finished goods                    53                 65
                                    ------             ------

                                   $ 1,316              1,250
                                    ======             ======



2.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials that it deposited at the Landfill from 1982 to 1985, which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing air sparging, and it is anticipated such treatment will continue through 1998 and possibly longer. Carbon filtering was discontinued in August 1997 based upon non-detectible amounts of volatile organic compounds in post-air sparging samples. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the area residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Recent information indicates that a total of nineteen alternate water supply wells have been installed at a cost of approximately $1,000,000. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH has indicated it is undertaking Phase II groundwater remediation to intercept and treat contaminated groundwater near the eastern Landfill boundary. The NIH has projected costs for this Phase II groundwater remediation to be in excess of $1,000,000 through 1999. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. The DEQ initiated an action in 1997 against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future remedial costs, plus civil penalties in the event the parties fail to comply. In May 1998, the Company was informed that the DEQ had entered into a settlement agreement with the Landfill and its owners, whereby the Landfill and its owners agreed to collectively pay the DEQ approximately $35,000. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company has filed a response to the action, including a motion to dismiss. There can be no assurance that the Company's defenses and motion will be successful.

     On April 21, 1998, the Company received notice that the U.S. Department of Justice ("USDJ"), acting on behalf of the Department of Health and Human Services, which overseas the NIH, filed suit in United States District Court seeking contribution from the Company of an "equitable share" of past and future response costs incurred by the United States in connection with the remediation at and near the Landfill. The complaint alleges that as of September 30, 1997, the United States had incurred response costs in excess of $3,400,000 and that it expects to incur more than $1,000,000 in additional response costs. On or about June 4, 1998, the Company received notice that the Plaintiff United States of America had entered into a settlement agreement with the Landfill and the Landfill owner pursuant to which the settling parties agreed to make payment in the amount of $440,000. In view of the settlement, the Plaintiff United States of America filed with the Court a Joint Motion for Stay of Proceedings between the United States of America, the Landfill and the Landfill owner. The Company has filed a response to the action. Although the Company believes it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the United States.

     On or about June 6, 1998, the DEQ as a Plaintiff-Intervenor, filed a complaint in the United States District Court against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $258,500, of which it indicated not more than $154,000 had been reimbursed, plus interest and attorneys fees and costs as well as a declaratory judgment finding the parties liable for future response costs. The Company has filed a response to the action, including a counterclaim against the Plaintiffs. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. There can be no assurance that the Company's defenses and counterclaim will be successful.

     Depending upon the eventual outcome of the above discussed litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect on the Company's financial condition. Accordingly, it is not possible at present to accurately predict whether an adverse outcome will have a material adverse effect on the Company's financial condition. The Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of June 30, 1998, the Company has accrued a reserve of approximately $230,000, primarily to cover billed and potential legal, consulting, remediation and DEQ reimbursement costs associated with the Company as a PRP. Net costs charged against operations during the first six month periods of 1998 and 1997 were $47,000 and $45,000, respectively.

     In June 1997, a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The Court granted dismissal with respect to the portion of the complaint which alleges termination for refusal to violate public policy. Plaintiff filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. On April 6, 1998, the Court allowed plaintiff to amend the complaint as requested. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. Because the action is in early stages, it is not possible to reliably assess the outcome. Depending upon the eventual outcome of this litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect of the Company's financial condition. Accordingly, it is not possible at this time to accurately predict whether an adverse outcome will have an adverse effect on the Company's financial condition.

     The plaintiff has also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents and asking the Court to review and overturn the Department of Labor's decision finding plaintiff was terminated for misconduct as defined in MCA Section 39-51-2303 and, therefore, not allowing plaintiff to collect unemployment benefits. The Company has filed a response arguing the correctness of the Department of Labor's decision. It is not possible to determine the outcome of this Judicial Review at this time. However, in the event plaintiff is successful, it would not have a material adverse effect on the financial condition of the Company.

3.    Subsequent Event - Sale of Convertible Preferred Stock
      ------------------------------------------------------

      In July 1998, RGC International Investors, LDC, ("Holder") purchased 8,240 shares of convertible preferred stock of the Company for gross proceeds of $8,240,000 ("stated value"). The preferred stock's liquidation preference equals its stated value plus an amount equal to 5% per annum. Beginning the 91st day after the July 17th closing, the preferred stock is convertible into shares of common stock of the Company. From the 91st day until 120 days after the closing, the conversion price is fixed at $6.04. After 120 days, the conversion price is a floating conversion price, which is the lesser of the fixed conversion price and a market price based upon average market bid prices for a defined period prior to the conversion date. The actual number of shares of common stock that will be issued will depend upon the preferred stock's liquidation preference and the actual conversion price when the preferred stock is converted. Beginning with the 91st day from the closing date, each thirty days thereafter, on a cumulative basis, a maximum amount of 15% of the preferred stock may be converted into shares of common stock if the conversion price is less than $4.00. This restriction does not apply if the conversion price is $4.00 or greater. The Holder and affiliates of the Holder may not hold shares of common stock in excess of 4.9% of the outstanding shares of common stock at any given time. In addition, except for block trades of not less than 15,000 shares of converted common shares, there are restrictions on the number of common shares that may be traded on any given trading day. Subject to certain conditions, the Company has the right to redeem all or a portion of the preferred stock at a premium over the purchase price paid by the Holder. In the event the Company fails to meet certain obligations under the agreement with the Holder, the Holder can require the Company to redeem the preferred stock at a premium over the purchase price paid by the Holder. Any shares not converted or redeemed will automatically be converted into common stock three years from the closing date.

4.   Future Accounting Changes
     -------------------------

     During 1998 the Financial Accounting Standards Board released two Statements of Financial Accounting Standards ("FAS") that the Company will be required to adopt. FAS No. 132 revises certain disclosures about pension and other post-retirement benefit plans. FAS No. 133 requires uniform accounting for derivative instruments and hedging activities. While the Company is still evaluating FAS No. 133, it does not expect either Standard to have a material impact on the Company's financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At June 30, 1998, the Company's accumulated deficit was approximately $45,771,000.

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

     In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data was preceded by the digits "19." At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results. The Company established a committee, which made a preliminary assessment, and hired an outside firm which is determining in reasonable detail the Company's exposure to the "Year 2000" problem. The Company has begun prioritizing systems that will potentially require remediation and testing. The Company expects to continue to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. Preliminary assessment indicates that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is working to solve these issues in a timely manner, but there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be Year 2000 compliant. The Company is not yet able to estimate the potential costs associated with the Year 2000 problem.

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

Results of Operations
---------------------

     The Company incurred a greater net loss in the second quarter and first six months of 1998 than in the same periods in 1997. Increased revenues for the first half of 1998 and nearly level revenues for the second quarter, when compared to the same periods in the previous year, were more than offset by increased expenses, largely related to commercial license application filings for MELACINE melanoma theraccine.

     Sales were up 64% in the first half of 1998 compared to the first half of 1997. Improved sales reflect increased orders of custom adjuvants by the Company's marketing partners. Slightly increased revenues from contracts and licenses were offset by lower investment income. Investment income has decreased as a result of a diminishing investment portfolio.

     Purchases and production costs increased during the second quarter of 1998 compared to the second quarter of 1997 on a slight decrease in sales. During the first half of 1998 compared to the first half of 1997, purchases and production costs were 20% higher, but sales were up by 64%. Fluctuations in the relationship of purchases and production costs to sales is primarily a function of the Company's manufacturing plant level of throughput, which varies with the plant and process validation testing being conducted at the time.

     Research and development expenses increased 10% in the second quarter of 1998 compared to the second quarter of 1997 and increased 14% in the first six months of 1998 compared to the first six months of 1997. Most of the increase in the second quarter and first six months of 1998 over the same periods in 1997 are labor and outside contract costs associated with the preparation and filing of commercial license applications for MELACINE in the treatment of Stage IV (late stage) melanoma. Enrollment of patients also continues in a Phase III human clinical trial using MELACINE with interferon alfa-2b to treat stage IV melanoma patients.

     The Company has filed for marketing clearance for MELACINE to be used in the treatment of Stage IV melanoma in Canada and Europe and is preparing a Biologics License Application for filing in the United States. In July representatives of the Health Protection Branch ("HPB"), which is the Canadian agency reviewing the filing in Canada, conducted an in-depth preliminary Good Manufacturing Practices (GMP) audit of the Company's Hamilton, Montana facility. During the extensive inspection, the HPB officials identified certain issues that it indicated should be addressed before it conducts its final inspection. The Company is responding to the issues raised on a priority basis and once the modifications are completed, will schedule a return visit by the HPB inspectors. Recently, as part of the normal regulatory process, the reviewers of the European filing requested further information regarding the Marketing Authorization Application for MELACINE filed in Europe. A response is in preparation. In late July the Company was informed that a site inspection would be conducted by the European authorities prior to the end of the third quarter 1998. Company representatives also recently met with representatives of the U.S. Food and Drug Administration ("FDA") to discuss preliminary information provided by the Company and to receive guidance as to the content of a Biologics License Application in preparation for filing with the FDA to market MELACINE in the United States. The FDA informed the Company during this meeting that the clinical data should be reorganized and also requested additional manufacturing information. This effort will delay filing in the United States, which is anticipated to be sometime toward the middle of next year.* However, there can be no assurance that the Company will file the application in the United States within the time frame stated. Additionally, there can be no assurance that regulatory authorities will approve marketing MELACINE for any indication or that revenues will be significant if marketing approval is granted.

     Selling, general and administrative expenses were up 16% in the second quarter of 1998 and up 23% in the first six months of 1998 compared to those same periods in 1997. The increases result primarily from costs associated with commercial license application filings, as well as legal and professional fees, investor relations expenses and year 2000 assessment costs.

Financial Condition
-------------------

     During the first six months of 1998 the Company used $1,030,000 in operations which was 57% less than the amount used in the first six months of 1997. The decrease in cash usage is attributable primarily to changes in operating assets and liabilities connected to differences in the timing of recognition of license fee revenues. The Company expects cash flows used in operations for the year 1998 to continue to be less than those in the year 1997 as an increase in revenues on a cash basis is expected to exceed the increase in research and development expenditures.* Projected cash flows are dependent upon the Company receiving revenues that are anticipated and preparing the commercial filings and conducting the research and clinical trials that are now planned.

      In July 1998, RGC International Investors, LDC, purchased 8,240 shares of 5% convertible preferred stock of the Company for gross proceeds of $8,240,000. The preferred stock is convertible into shares of common stock of the Company. (See Note 3 of the Notes to Condensed Financial Statements and Part II, Item 2(b) for more information regarding the sale of preferred stock). With this additional funding, the Company believes its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 2000.* However, it is possible that revenues from license agreements, product sales and investments could be lower than anticipated and/or operating cost and expenses could be higher than anticipated which could result in having sufficient capital for a period less than through 2000.

     See Note 2 of the Notes to Condensed Financial Statements for a discussion of contingencies related to the Company's identification as a Potentially Responsible Party for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill, and a suit filed by the U.S. Department of Justice seeking to recover a portion of the related remediation costs. Note 2 also contains information regarding the Company being a named defendant in two suits brought by the Montana Department of Environmental Quality seeking to recover alleged costs associated with its oversight activities of the Landfill and two suits filed by a former employee.



PART II.  OTHER INFORMATION
---------------------------


Item 1.   Legal Proceedings

     (a) See Note 2 of the Notes to Condensed Financial Statements for a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill. Note 2 also contains information regarding two suits filed by a former employee.

Item 2.   Changes in Securities

     (b) On July 17, 1998, the Company sold to RGC International Investors, LDC, 8,240 shares of Series A Convertible Preferred Stock with a par value of $.10 and a stated value of $1,000 per share for gross proceeds of $8,240,000. The sale was made pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933. Such shares rank prior to the Company's common stock as to distribution of assets upon liquidation or the payment of dividends. See Note 3 of the Notes to Condensed Financial Statements for more information, including rights of converting the preferred shares into common shares.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on April 24, 1998.

     (b) Proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all of management's nominees for director were elected as follows:


                                                          TOTAL
                                 FOR        WITHHELD      VOTED
                                 ---        --------      -----
     John L. Cantrell        16,700,122     256,307    16,956,429
     Philipp Gerhardt        16,807,072     149,357    16,956,429
     Paul Goddard            16,711,672     244,757    16,956,429
     Mark I. Greene          16,712,122     244,307    16,956,429
     Robert E. Ivy           16,660,047     296,382    16,956,429
     Thomas N. McGowen, Jr.  16,804,552     151,877    16,956,429
     Frederick B. Tossberg   16,828,752     127,677    16,956,429


Item 5.   Other Information

          Any stockholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Stockholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after February 3, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit   3.1 -   Certificate of Designations, Preferences, and
               Rights of Series A Convertible Preferred Stock

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                               (Registrant)



August 12,1998           By   /s/Vern D. Child
                           ------------------------------------------
                                Vern D. Child, Vice President-Finance
                                and Treasurer (duly authorized officer
                                and principal financial and accounting
                                officer)

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                    EXHIBIT INDEX



Exhibit No.    Description and Incorporation by Reference                   Page
----------     ------------------------------------------                   ----
    3.1        Certificate of Designations, Preferences, and Rights           17
               of Series A Convertible Preferred Stock.

   27          Financial Data Schedule (filed only electronically).


                                                                     Exhibit 3.1





                                    CERTIFICATE OF
                        DESIGNATIONS, PREFERENCES, AND RIGHTS

                                          of

                         SERIES A CONVERTIBLE PREFERRED STOCK

                                          of

                            RIBI IMMUNOCHEM RESEARCH, INC.

                           (Pursuant to Section 151 of the
                          Delaware General Corporation Law)



     Ribi ImmunoChem Research, Inc., a corporation organized and existing under the Delaware General Corporation Law (the "Corporation"), hereby certifies that the following resolutions were adopted by the Board of Directors of the Corporation on July 13, 1998 pursuant to authority of the Board of Directors as required by Section 151(g) of the Delaware General Corporation Law:

     RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation (the "Board of Directors" or the "Board") in accordance with the provisions of its Articles of Incorporation, the Board of Directors hereby authorizes a series of the Corporation's previously authorized Preferred Stock, par value $.10 per share (the "Preferred Stock"), and hereby states the designation and number of shares, and fixes the relative rights, preferences, privileges, powers and restrictions thereof as follows:

     Series A Convertible Preferred Stock

                              I. Designation and Amount

     The designation of this series, which consists of 8,240 shares of Preferred Stock, is Series A Convertible Preferred Stock (the "Series A Preferred Stock") and the stated value shall be One Thousand Dollars ($ 1,000) per share (the "Stated Value").

                                       II. Rank

     The Series A Preferred Stock shall rank (i) prior to the Corporation's common stock, par value $.001 per share (the "Common Stock"); (ii) prior to any class or series of capital stock of the Corporation hereafter created (unless, with the consent of the holders of Series A Preferred Stock obtained in accordance with Article IX hereof, such class or series of capital stock specifically, by its terms, ranks senior to or pari passu with the Series A Preferred Stock) (collectively, with the Common Stock, "Junior Securities");
(iii) pari passu with any class or series of capital stock of the Corporation hereafter created (with the consent of the holders of Series A Preferred Stock obtained in accordance with Article IX hereof) specifically ranking, by its terms, on parity with the Series A Preferred Stock ("Pari Passu Securities"); and (iv) junior to any class or series of capital stock of the Corporation hereafter created (with the consent of the holders of Series A Preferred Stock obtained in accordance with Article IX hereof) specifically ranking, by its terms, senior to the Series A Preferred Stock ("Senior Securities"), in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

                                    III. Dividends

     The Series A Preferred Stock shall not bear any dividends. In no event, so long as any Series A Preferred Stock shall remain outstanding, shall any dividend whatsoever be declared or paid upon, nor shall any distribution be made upon, any Junior Securities, nor shall any shares of Junior Securities be purchased or redeemed by the Corporation nor shall any moneys be paid to or made available for a sinking fund for the purchase or redemption of any Junior Securities (other than a distribution of Junior Securities), without, in each such case, the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, voting together as a class.

                              IV. Liquidation Preference

     A. LIQUIDATION EVENT. If the Corporation shall commence a voluntary case under the Federal bankruptcy laws or any other applicable Federal or State bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official of the Corporation or of any substantial part of its properly, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the Federal bankruptcy laws or any other applicable Federal or state bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of thirty (30) consecutive days and, on account of any such event, the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up (each such event being considered a "Liquidation Event"), no distribution shall be made to the holders of any shares of capital stock of the Corporation (other than Senior Securities) upon liquidation, dissolution or winding up unless prior thereto, the holders of shares of Series A Preferred Stock, subject to Article VI, shall have received the Liquidation Preference (as defined in Article IV.C) with respect to each share. If upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the holders of the Series A Preferred Stock and holders of Pari Passu Securities (including any dividends or distribution paid on any Pari Passu Securities after the date of filing of this Certificate of Designation) shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Series A Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate liquidation preference payable on all such shares. Any prior dividends or distribution made after the date of filing of this Certificate of Designation shall offset, dollar for dollar, the amount payable to the class or series to which such distribution was made.

     B. CERTAIN ACTS DEEMED LIQUIDATION EVENT. At the option of any holder of Series A Preferred Stock, the sale, conveyance or disposition of all or substantially all of the assets of the Corporation, the effectuation by the Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, or the consolidation, merger or other business combination of the Corporation with or into any other Person (as defined below) or Persons when the Corporation is not the survivor shall either: (i) be deemed to be a liquidation, dissolution or winding up of the Corporation pursuant to which the Corporation shall be required to distribute upon consummation of and as a condition to such transaction an amount equal to 130% of the Liquidation Preference with respect to each outstanding share of Series A Preferred Stock or (ii) be treated pursuant to Article VI.C(b) hereof. "Person" shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

     C. LIQUIDATION PREFERENCE. For purposes hereof, the "Liquidation Preference" with respect to a share of the Series A Preferred Stock shall mean an amount equal to the sum of (i) the Stated Value thereof plus (ii) and amount equal to five percent (5%) per annum of such Stated Value for the period beginning on the date of issuance of the Series A Preferred Stock (the "Issue Date") and ending on the date of final distribution to the holder thereof (prorated for any portion of such period). The liquidation preference with respect to any Pari Passu Securities shall be as set forth in the Certificate of Designation filed in respect thereof.

                                    V. Redemption

     A. MANDATORY REDEMPTION. If any of the following events (each, a "Mandatory Redemption Event") shall occur:

          (i) The Corporation fails to issue shares of Common Stock to the holders of Series A Preferred Stock upon exercise by the holders of their conversion rights in accordance with the terms of this Certificate of Designation (for a period of at least sixty (60) days if such failure is solely as a result of the circumstances governed by the second paragraph of Article VI.E below and the Corporation is using all commercially reasonable efforts to authorize a sufficient number of shares of Common Stock as soon as practicable), fails to transfer or to cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the holders upon conversion of the Series A Preferred Stock as and when required by this Certificate of Designation or the Registration Rights Agreement, dated as of July 17, 1998, by and among the Corporation and the other signatories thereto (the "Registration Rights Agreement"), fails to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required by this Certificate of Designation, the Securities Purchase Agreement dated as of July 17, 1998, by and between the Corporation and the other signatories thereto (the "Purchase Agreement") or the Registration Rights Agreement, or fails to fulfill its obligations pursuant to Sections 4(c), 4(e), 4(h), 4(i), 4(j) or 5 of the Purchase Agreement (or makes any announcement, statement or threat that it does not intend to honor the obligations described in this paragraph) and any such failure shall continue uncured (or any announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for ten (10) business days;

          (ii) The Corporation fails to obtain effectiveness with the Securities and Exchange Commission (the "SEC") of the Registration Statement (as defined in the Registration Rights Agreement) prior to January 17, 1999 (adjusted for any delays which are solely attributable to (a) changes in the Registration Statement required by the holders of the Series A Preferred Stock with respect to the information relating to the holders of the Series A Preferred Stock, including, without limitation, changes to the plan of distribution, or to the failure of the holders of the Series A Preferred Stock to conduct their review of the Registration Statement pursuant to Section 3(h) of the Registration Rights Agreement in a reasonably prompt manner and (b) any delay resulting solely from inclusion of underwriters in the offering of shares pursuant to the Registration Statement) or such Registration Statement lapses in effect (or sales otherwise cannot be made thereunder, whether by reason of the Corporation's failure to amend or supplement the prospectus included therein in accordance with the Registration Rights Agreement or otherwise) for more than thirty (30) consecutive Trading Days (as defined below) or more than sixty (60) Trading Days in any twelve (12) month period after such Registration Statement becomes effective;

          (iii) The Corporation shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for all or substantially all of its property or business; or such a receiver or trustee shall otherwise be appointed;

          (iv) Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Corporation or any subsidiary of the Corporation;

          (v) The Corporation shall fail to maintain the listing of the Common Stock on the Nasdaq National Market ("Nasdaq"), the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange, then, upon the occurrence and during the continuation of any Mandatory Redemption Event specified in subparagraphs (i), (ii) or (v) at the option of the holders of at least 50% of the then outstanding shares of Series A Preferred Stock by written notice (the "Mandatory Redemption Notice") to the Corporation of such Mandatory Redemption Event, or upon the occurrence of any Mandatory Redemption Event specified in subparagraphs (iii) or (iv), the Corporation shall purchase each holder's shares of Series A Preferred Stock for an amount per share equal to the greater of (1) the sum of (a) the Redemption Percentage (as defined below) multiplied by the Stated Value of the shares to be redeemed plus (b) an amount equal to five percent (5%) per annum of such Stated Value for the period beginning on the Issue Date and ending on the date of payment of the Mandatory Redemption Amount (the "Mandatory Redemption Date") plus (c) other amounts due pursuant to the terms of this Certificate of Designation or the Registration Rights Agreement, and (2) the "parity value" of the shares to be redeemed, where parity value means the product of (a) the highest number of shares of Common Stock issuable upon conversion of such shares in accordance with Article VI below

(without giving any effect to any limitations on conversions of shares contained herein, and treating the Trading Day (as defined in Article VI.B) immediately preceding the Mandatory Redemption Date as the "Conversion Date" (as defined in Article VI.B(a)) for purposes of determining the lowest applicable Conversion Price), unless the Mandatory Redemption Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the High Trading Price (as defined below) for the Common Stock on such "Conversion Date" (the greater of such amounts being referred to as the "Mandatory Redemption Amount"). The "Redemption Percentage" shall mean 115% for purposes of any Mandatory Redemption Event specified in subparagraph (ii); and the then applicable Optional Redemption Percentage (as defined in Article V.C) for all other purposes. "High Trading Price" means for any security as of any date, the highest trade price on Nasdaq as reported by Bloomberg Financial Markets or an equivalent reliable reporting service mutually acceptable to and hereafter designated by the holders of a majority in interest of the shares of Series A Preferred Stock and the Corporation ("Bloomberg"), or, if Nasdaq is not the principal trading market for such security, the highest trade price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg, or if the foregoing do not apply, the highest trade price of such security in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg, or, if no highest trade price of such security is available in the over-the-counter market on the electronic bulletin board for such security or in any of the foregoing manners, the average of the bid prices of any market makers for such security that are listed in the "pink sheets" by the National Quotation Bureau, Inc. If the high Trading Price cannot be calculated for such security on such date in the manner provided above, the High Trading Price shall be the fair market value as mutually determined by the Company and the majority in interest of the holders of the outstanding shares of Series A Preferred Stock.

          In the case of a Mandatory Redemption Event, if the Corporation fails to pay the Mandatory Redemption Amount for each share within five (5) business days of written notice that such amount is due and payable, then (assuming there are sufficient authorized shares) in addition to all other available remedies, each holder of Series A Preferred Stock shall have the right at any time, so long as the Mandatory Redemption Event continues, to require the Corporation, upon written notice, to immediately issue (in accordance with and subject to the terms of Article VI below), in lieu of the Mandatory Redemption Amount with respect to each outstanding share of Series A Preferred Stock held by such holder, the number of shares of Common Stock of the Corporation equal to the Mandatory Redemption Amount divided by the Conversion Price then in effect.

     B. TRADING MARKET REDEMPTION. If the Series A Preferred Stock ceases to be convertible by any holder as a result of the limitations described in Article VI.A(c) below (a "Trading Market Redemption Event"), and the Corporation has not prior to, or within thirty (30) days of, the date that such Trading Market Redemption Event arises, (i) obtained the Stockholder Approval (as defined in
Article VI.A(c)) or (ii) eliminated any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Corporation or any of its securities on the Corporation's ability to issue shares of Common Stock in excess of the Maximum Share Amount, then the Corporation shall be obligated to redeem immediately all of the then outstanding Series A Preferred Stock, in accordance with this Article V.B. An irrevocable redemption notice (the "Trading Market

Redemption Notice") shall be delivered promptly to the holders of Series A Preferred Stock at their registered address appearing on the records of the Corporation and shall state (i) that the Maximum Share Amount (as defined in Article VI.A) has been issued upon exercise of the Series A Preferred Stock,
(ii) that the Corporation is obligated to redeem all of the outstanding Series A Preferred Stock and (iii) the Mandatory Redemption Date, which shall be a date within five (5) business days of the earlier of (a) the date of the Redemption Notice or (b) the date on which the holders of the Series A Preferred Stock notify the Corporation of the occurrence of a Trading Market Redemption Event. On the Mandatory Redemption Date, the Corporation shall make payment of the Mandatory Redemption Amount (as defined in Article V.A above and using the Redemption Percentage applicable to Article V.A.(ii)) in cash.

     C. OPTIONAL REDEMPTION. Notwithstanding anything to the contrary contained in this Article V, so long as (i) no Mandatory Redemption Event or Trading Market Redemption Event shall have occurred and be continuing, (ii) the Registration Statement is then in effect and has been in effect and sales can be made thereunder for at least twenty (20) days prior to the Optional Redemption Date (as defined below) and (iii) the Conversion Price is less than the Fixed Conversion Price for ten (10) consecutive Trading Days (as defined below) and on the day an Optional Redemption Notice is delivered, then at any time after the Issue Date, the Corporation shall have the right, exercisable on not less than ten (10) but no more than thirty (30) Trading Days prior written notice to the holders of Series A Preferred Stock (which notice may not be sent to the holders of the Series A Preferred Stock until the Corporation is permitted to redeem the Series A Preferred Stock pursuant to this Article V.C), to redeem any or all of the outstanding shares of Series A Preferred Stock in accordance with this
Article V. Any notice of redemption hereunder (an "Optional Redemption") shall be delivered to the holders of Series A Preferred Stock at their registered addresses appearing on the books and records of the Corporation and shall state
(1) that the Corporation is exercising its right to redeem all of the outstanding shares of Series A Preferred Stock issued on the Issue Date and (2) the date of redemption (the "Optional Redemption Notice"). On the date fixed for redemption (the "Optional Redemption Date"), the Corporation shall make payment of the Optional Redemption Amount (as defined below) to or upon the order of the holders as specified by the holders in writing to the Corporation at least one
(1) business day prior to the Optional Redemption Date. If the Corporation exercises its right to redeem the Series A Preferred Stock, the Corporation shall make payment to the holders of an amount in cash (the "Optional Redemption Amount") equal to the Optional Redemption Percentage (as defined below) multiplied by the sum of (i) the Stated Value of the shares of Series A Preferred Stock to be redeemed and (ii) an amount equal to five percent (5%) per annum of such Stated Value for the period beginning on the Issue Date and ending on the Optional Redemption Date, for each share of Series A Preferred Stock then held. The "Optional Redemption Percentage" shall mean 115% from the Issue date through October 17, 1998; 120% from October 18, 1998 through January 17, 1999; 125% from January 18, 1999 through April 17, 1999; and 130% thereafter. Notwithstanding notice of an Optional Redemption, the holders shall at all times prior to the Optional Redemption Date maintain the right to convert all or any shares of Series A Preferred Stock in accordance with Article VI and any shares of Series A Preferred Stock so converted after receipt of an Optional Redemption Notice and prior to the Optional Redemption Date set forth in such notice and payment of the aggregate Optional Redemption Amount shall be deducted from the shares of Series A Preferred Stock which are otherwise subject to redemption pursuant to such notice. If the Corporation delivers an Optional Redemption Notice and fails to pay the Optional Redemption Amount due to the holders of the Series A Preferred Stock within two (2) business days following the Optional Redemption Date, the Corporation shall forever forfeit its right to redeem the Series A Preferred Stock pursuant to this Article V.C.

                      VI. Conversion at the Option of the Holder

     A.   OPTIONAL CONVERSION

           (a) CONVERSION AMOUNT. Subject to the conversion schedule set forth in Article VI.A.(b) below, each holder of shares of Series A Preferred Stock may, at its option at any time and from time to time, upon surrender of the certificates therefor, convert any or all of its shares of Series A Preferred Stock of at least $200,000 Stated Value (or such lesser amount if such amount is the aggregate remaining unconverted portion of such holder's shares of Series A Preferred Stock at the time of conversion) into Common Stock as set forth below (an "Optional Conversion"). Each share of Series A Preferred Stock shall be convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (1) the sum of (a) the Stated Value thereof plus (b) the Premium Amount (as defined below), by (2) the then effective Conversion Price (as defined below); provided, however, that, in no event (other than pursuant to the Automatic Conversion (as defined in Article VII)) shall a holder of shares of Series A Preferred Stock be entitled to convert any such shares in excess of that number of shares upon conversion of which the sum of
(x) the number of shares of Common Stock beneficially owned by the holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the shares of Series A Preferred Stock or the unexercised or unconverted portion of any other securities of the Corporation subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (y) the number of shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by a holder and such holder's affiliates of more than 4.9% of the outstanding shares of Common Stock. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13D-G thereunder, except as otherwise provided in clause (x) of such proviso. The "Premium Amount" means the product of the Stated Value, multiplied by .05, multiplied by (N/365), where "N" equals the number of days elapsed from the Issue Date to and including the Conversion Date (as defined in Article VI.B).

          (b) CONVERSION RESTRICTIONS. Each holder of shares of Series A Preferred Stock may convert only up to that percentage of the aggregate Stated Value of all shares of Series A Preferred Stock received by such holder on the Issue Date specified below during the time period set forth opposite such percentage.


          Percentage          Time Period
          ----------          -----------

          0%                  0 - 90 days following the Issue Date
          15%                 91 -120 days following the Issue Date
          30%                 121 -150 days following the Issue Date
          45%                 151 - 180 days following the Issue Date
          60%                 181 - 210 days following the Issue Date
          75%                 211 - 240 days following the Issue Date
          90%                 241 - 270 days following the Issue Date
          100%                271 days following the Issue Date


Provided, however, that the restrictions on conversion set forth above shall not apply to conversions taking place on any Conversion Date (i) after ninety (90) days from the Issue Date, that the Conversion Price (as defined below) is greater than or equal to $4.00 or (ii) occurring on or after the date the Corporation makes a public announcement that it intends to merge or consolidate with any other corporation or sell transfer substantially all of the assets of the Corporation or (iii) occurring on or after the date any person, group or entity (including the Corporation) publicly announces a tender offer to purchase 50% or more of the Corporation's Common Stock or otherwise publicly announces an intention to replace a majority of the Corporation's Board of Directors by waging a proxy battle or otherwise or (iv) occurring on or after there is a material adverse change in the business, operation, assets, financial condition or prospects of the Corporation or its subsidiaries, taken as a whole or (v) upon the occurrence of any Mandatory Redemption Event or upon the delivery of any Optional Redemption Notice by the Corporation; and further provided, however, that the Corporation may, in its sole discretion, waive or reduce the restrictions or conversion set forth above so as to allow the holders of Series A Preferred Stock to convert additional shares of Series A Preferred Stock despite such restrictions.

          (c) TRADING MARKET LIMITATION. Unless (i) permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is listed or traded or (ii) the Corporation has obtained approval of the issuance of the Common Stock upon conversion of the Series A Preferred Stock in accordance with applicable law and the rules and regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Corporation or any of its securities (the "Stockholder Approval"), in no event shall the total number of shares of Common Stock issued upon conversion of the Series A Preferred Stock (including any shares of capital stock or rights to acquire shares of capital stock issued by the Corporation which are aggregate or integrated with the Common Stock issued or issuable upon conversion of the Series A Preferred Stock for purposes of any such rule or regulation) exceed the maximum number of shares of Common Stock that the Corporation can so issue pursuant to any rule of the principal United States securities market on which the Common Stock trades (including Rule 4460(i) of Nasdaq or any successor rule) (the "Maximum Share Amount") which, as of the Issue Date, shall be 4,062,103 (19.99% of the total shares of Common Stock outstanding on the Issue Date). With respect to each holder of Series A Preferred Stock, the Maximum Share Amount shall refer to such holder's pro rata share thereof determined in accordance with Article X below. In the event that
(a) the aggregate number of shares of Common Stock actually issued upon conversion of the Series A Preferred Stock represents at least thirty percent (30%) of the Maximum Share Amount and (b) the sum of (x) the aggregate number of shares of Common Stock actually issued upon conversion of the outstanding Series A Preferred Stock plus (y) the aggregate number of shares of Common Stock that remain issuable upon conversion of Series A Preferred Stock at the then effective Conversion Price, represents at least one hundred percent (100%) of the Maximum Share Amount (the "Triggering Event"), the Corporation will use its best efforts to seek and obtain Stockholder Approval (or obtain such other relief as will allow conversions hereunder in excess of the Maximum Share Amount) as soon as practicable following the Triggering Event.

     B.   CONVERSION PRICE.

          (a) CALCULATION OF CONVERSION PRICE. Subject to subparagraph (b) below, the "Conversion Price" shall be (i) from the Issue Date until November 17, 1998, the Fixed Conversion Price (as defined herein) and (ii) after November 17, 1998, the lesser of the Market Price (as defined herein) and the Fixed Conversion Price, subject to adjustments pursuant to the provisions of Article VI.C below. "Market Price" shall mean the average Closing Bid Prices for any three (3) consecutive Trading Days during the twenty-two (22) Trading Day period ending one (1) Trading Day prior to the date (the "Conversion Date") the Notice of Conversion (as defined in Article VI.E) is sent by a holder to the Corporation via facsimile (the "Pricing Period"). "Fixed Conversion Price" shall mean $6.04. "Closing Bid Price" means, for any security as of any date, the closing bid price on Nasdaq as reported by Bloomberg or, if Nasdaq is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded as reported by Bloomberg, or if the foregoing do not apply, the closing bid price of such security in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg, or, if no closing bid price of such security is available in the over-the-counter market on the electronic bulletin board for such security or in any of the foregoing manners, the average of the bid prices of any market makers for such security that are listed in the "pink sheets" by the National Quotation Bureau, Inc. If the Closing Bid Price cannot be calculated for such security on such date in the manner provided above, the Closing Bid Price shall be the fair market value as mutually determined by the Corporation and the holders of a majority in interest of shares of Series A Preferred Stock being converted for which the calculation of the Closing Bid Price is required in order to determine the Conversion Price of such Series A Preferred Stock. "Trading Day" shall mean any day on which the Common Stock is traded for any period on Nasdaq, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

     C. ADJUSTMENTS TO CONVERSION PRICE. The Conversion Price shall be subject to adjustment from time to time as follows:

          (a) ADJUSTMENT TO CONVERSION PRICE DUE TO STOCK SPLIT, STOCK DIVIDEND, ETC. If at any time when Series A Preferred Stock is issued and outstanding, the number of outstanding shares of Common Stock is increased or decreased by a stock split, stock dividend, combination, reclassification, rights offering below the Trading Price (as defined below) to all holders of Common Stock or other similar event, which event shall have taken place during the reference period for determination of the Conversion Price for any Optional Conversion or Automatic Conversion of the Series A Preferred Stock, then the Conversion Price shall be calculated giving appropriate effect to the stock split, stock dividend, combinations reclassification or other similar event. In such event, the Corporation shall notify the Transfer Agent of such change on or before the effective date thereof "Trading Price," which shall be measured as of the record date in respect of the rights offering means (i) the average of the last reported sale prices for the shares of Common Stock on Nasdaq as reported by Bloomberg, as applicable, for the five (5) Trading Days immediately preceding such date, or (ii) if Nasdaq is not the principal trading market for the shares of Common Stock, the average of the last reported sale prices on the principal trading market for the Common Stock during the same period as reported by Bloomberg, or (iii) if market value cannot be calculated as of such date on any of the foregoing bases, the Trading Price shall be the fair market value as reasonably determined in good faith by (a) the Board of Directors of the Corporation or, (b) at the option of a majority-in-interest of the holders of the outstanding Series A Preferred Stock by an independent investment bank of nationally recognized standing in the valuation of businesses similar to the business of the Corporation.

          (b) ADJUSTMENT DUE TO MERGER, CONSOLIDATION, ETC. If, at any time when Series A Preferred Stock is issued and outstanding and prior to the conversion of all Series A Preferred Stock, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Corporation shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Corporation or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Corporation other than in connection with a plan of complete liquidation of the Corporation, then the holders of Series A Preferred Stock shall thereafter have the right to receive upon conversion of the Series A Preferred Stock, upon the bases and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the holders of Series A Preferred Stock would have been entitled to receive in such transaction had the Series A Preferred Stock been converted in full (without regard to any limitations on conversion contained herein) immediately prior to such transaction, and in any such case appropriate provisions shall be made with respect to the rights and interests of the holders of Series A Preferred Stock to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion of Series A Preferred Stock. The Corporation shall not effect any transaction described in this subsection (b) unless (a) it first gives, to the extent practical, thirty (30) days' prior written notice (but in any event at least fifteen (15) business days prior written notice) of such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the holders of Series A Preferred Stock shall be entitled to convert the Series A Preferred Stock) and
(b) the resulting successor or acquiring entity (if not the Corporation) assumes by written instrument the obligations of this subsection (b). The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

          (c) ADJUSTMENT DUE TO DISTRIBUTION. Subject to Article III, if the Corporation shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Corporation's shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a "Distribution"), then the holders of Series A Preferred Stock shall be entitled, upon any conversion of shares of Series A Preferred Stock after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the holder with respect to the shares of Common Stock issuable upon such conversion had such holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution.

          (d) PURCHASE RIGHTS. Subject to Article III, if at any time when any Series A Preferred Stock is issued and outstanding, the Corporation issues any convertible securities or rights to purchase stock, warrants, securities or other property (the "Purchase Rights") pro rata to the record holders of any class of Common Stock, then the holders of Series A Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder could have acquired if such holder had held the number of shares of Common Stock acquirable upon complete conversion of the Series A Preferred Stock (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

          (e) ADJUSTMENT FOR RESTRICTED PERIODS. In the event that (i) the Corporation fails to obtain effectiveness with the Securities and Exchange Commission of the Registration Statement (as defined in the Registration Rights Agreement) on or prior to one hundred twenty (120) days following the Issue Date (adjusted for any delays which are solely attributable to (a) changes in the Registration Statement required by the holders of the Series A Preferred Stock with respect to the information relating to the holders of the Series A Preferred Stock, including, without limitation, changes to the plan of distribution, or to the failure of the holders of the Series A Preferred Stock to conduct their review of the Registration Statement pursuant to Section 3(h) of the Registration Rights Agreement in a reasonably prompt manner and (b) any delay resulting solely from inclusion of underwriters in the offering of shares pursuant to the Registration Statement), or (ii) such Registration Statement lapses in effect or sales otherwise cannot be made thereunder, whether by reason of the Corporation's failure or inability to amend or supplement the prospectus (the "Prospectus") included therein in accordance with the Registration Rights Agreement or otherwise, after such Registration Statement becomes effective (including, without limitation, during an Allowed Delay (as defined in Section 3(f) of the Registration Rights Agreement), then, at the election of each holder of Series A Preferred Stock, the Pricing Period shall be comprised of, (x) in the case of an event described in clause (i), the twenty-two (22) Trading Days preceding the 120th day following the Issue Date plus all Trading Days through and including the third Trading Day following the date of effectiveness of the Registration Statement; and (y) in the case of an event described in clause
(ii), the twenty-two (22) Trading Days preceding the date on which the holder of the Series A Preferred Stock is first notified that sales may not be made under the Prospectus, plus all Trading Days through and including the third Trading Day following the date on which the Holder is first notified that such sales may again be made under the Prospectus. If a holder of Series A Preferred Stock determines that sales may not be made pursuant to the Prospectus (whether by reason of the Corporation's failure or inability to amend or supplement the Prospectus or otherwise) it shall so notify the Corporation in writing and, unless the Corporation provides such holder with a written opinion of the

Corporation's counsel to the contrary, such determination shall be binding for purposes of this paragraph.

          (f) NOTICE OF ADJUSTMENTS. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Article VI.C, the Corporation, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to each holder of Series A Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series A Preferred Stock, furnish to such holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of a share of Series A Preferred Stock.

     D. MECHANICS OF CONVERSION. In order to convert Series A Preferred Stock into full shares of Common Stock, a holder of Series A Preferred Stock shall:
(i) submit a copy of the fully executed notice of conversion in the form attached hereto as Exhibit A ("Notice of Conversion") to the Corporation by facsimile dispatched on the Conversion Date (or by other means resulting in, or reasonably expected to result in, notice to the Corporation on the Conversion
Date) at the office of the Corporation or its designated Transfer Agent for the Series A Preferred Stock that the holder elects to convert the same, which notice shall specify the number of shares of Series A Preferred Stock to be converted, the applicable Conversion Price and a calculation of the number of shares of Common Stock issuable upon such conversion (together with a copy of the first page of each certificate to be converted) prior to Midnight, New York City time (the "Conversion Notice Deadline") on the date of conversion specified on the Notice of Conversion; and (ii) surrender the original certificates representing the Series A Preferred Stock being converted (the "Preferred Stock Certificates"), duly endorsed, along with a copy of the Notice of Conversion to the office of the Corporation or the Transfer Agent for the Series A Preferred Stock as soon as practicable thereafter. The Corporation shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon such conversion, unless either the Preferred Stock Certificates are delivered to the Corporation or its Transfer Agent as provided above, or the holder notifies the Corporation or its Transfer Agent that such certificates have been lost, stolen or destroyed (subject to the requirements of subparagraph (a) below). In the case of a dispute as to the calculation of the Conversion Price, the Corporation shall promptly issue such number of shares of Common Stock that are not disputed in accordance with subparagraph (b) below. The Corporation shall submit the disputed calculations to its outside accountant via facsimile within two (2) business days of receipt of the Notice of Conversion. The accountant shall audit the calculations and notify the Corporation and the holder of the results no later than 48 hours from the time it receives the disputed calculations. The accountant's calculation shall be deemed conclusive absent manifest error.

          (a) LOST OR STOLEN CERTIFICATES. Upon receipt by the Corporation of evidence of the loss, theft, destruction or mutilation of any Preferred Stock Certificates representing shares of Series A Preferred Stock, and (in the case of loss, theft or destruction) of indemnity reasonably satisfactory to the Corporation, and upon surrender and cancellation of the Preferred Stock Certificate(s), if mutilated, the Corporation shall execute and deliver new Preferred Stock Certificate(s) of like tenor and date.

          (b) DELIVERY OF COMMON STOCK UPON CONVERSION. Upon the surrender of certificates as described above together with a Notice of Conversion, the Corporation shall issue and, within two (2) business days after such surrender (or, in the case of lost, stolen or destroyed certificates, after provision of agreement and indemnification pursuant to subparagraph (a) above) (the "Delivery Period"), deliver (or cause its Transfer Agent to so issue and deliver) to or upon the order of the holder (i) that number of shares of Common Stock for the portion of the shares of Series A Preferred Stock converted as shall be determined in accordance herewith and (ii) a certificate representing the balance of the shares of Series A Preferred Stock not converted, if any. In addition to any other remedies available to the holder, including actual damages and/or equitable relief, the Corporation shall pay to a holder $2,000 per day in cash for each day beyond a two (2) business day grace period following the Delivery Period (the "Delivery Default Date") that the Corporation fails to deliver Common Stock (a "Delivery Default") issuable upon surrender of shares of Series A Preferred Stock with a Notice of Conversion until such time as the Corporation has delivered all such Common Stock (the "Delivery Default Payments"); provided, however, that if the Corporation is required to make Conversion Default Payments (as defined in Article VI.E) pursuant to Article VI.E relating to a Notice of Conversion, such Conversion Default Payments shall be in lieu of any Delivery Default Payments relating to such Notice of Conversion. Such Delivery Default Payments shall be paid to such holder by the fifth day of the month following the month in which it has accrued or, at the option of the holder (by written notice to the Corporation by the first day of the month following the month in which it has accrued), shall be convertible into Common Stock in accordance with the terms of this Article VI.

          In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Corporation's Transfer Agent is participating in the Depository Trust Company ("DTC") Fast Automated Securities Transfer ("FAST") program, upon request of the holder and its compliance with the provisions contained in Article VI.A and in this Article VI.D, the Corporation shall use its best efforts to cause its Transfer Agent to electronically transmit the Common Stock issuable upon conversion to the holder by crediting the account of holder's Prime Broker with DTC through its Deposit Withdrawal Agent Commission ("DWAC") system. The time periods for delivery and penalties described in the immediately preceding paragraph shall apply to the electronic transmittals described herein.

          (c) NO FRACTIONAL SHARES. If any conversion of Series A Preferred Stock would result in a fractional share of Common Stock or the right to acquire a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon Conversion of the Series A Preferred Stock shall be the next higher number of shares.

          (d) CONVERSION DATE. The "Conversion Date" shall be the date specified in the Notice of Conversion, provided that the Notice of Conversion is submitted by facsimile (or by other means resulting in, or reasonably expected to result in, notice) to the Corporation or its Transfer Agent before Midnight, New York City time, on the Conversion Date. The person or persons entitled to receive the shares of Common Stock issuable upon conversion shall be treated for all purposes as the record holder or holders of such securities as of the Conversion Date and all rights with respect to the shares of Series A Preferred Stock surrendered shall forthwith terminate except the right to receive the shares of Common Stock or other securities or property issuable on such conversion and except that the holders preferential rights as a holder of Series A Preferred Stock shall survive to the extent the Corporation fails to deliver such securities by the Delivery Default Date; provided, however, that unless the Corporation fails to deliver the shares of Common Stock or other securities or property issuable on such conversion prior to the tenth (10th) business day after the expiration of the Delivery Period, the Premium Amount with respect to the shares of Series A Preferred Stock surrendered shall cease accruing as of the Conversion Date.

     E. RESERVATION OF SHARES. A number of shares of the authorized but unissued Common Stock sufficient to provide for the conversion of the Series A Preferred Stock outstanding at the then current Conversion Price shall at all times be reserved by the Corporation, free from preemptive rights, for such conversion or exercise. As of the date of issuance of the Series A Preferred Stock, 3,296,000 authorized and unissued shares of Common Stock have been duly reserved for issuance upon conversion of the Series A Preferred Stock (the "Reserved Amount"). The Reserved Amount shall be increased from time to time in accordance with the Company's obligations pursuant to Section 4(h) of the Purchase Agreement. in addition, if the Corporation shall issue any securities or make any change in its capital structure which would change the number of shares of Common Stock into which each share of the Series A Preferred Stock shall be convertible at the then current Conversion Price, the Corporation shall at the same time also make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Series A Preferred Stock.

     If at any time a holder of shares of Series A Preferred Stock submits a Notice of Conversion, and the Corporation does not have sufficient authorized but unissued shares of Common Stock available to effect such conversion in accordance with the provisions of this Article VI (a "Conversion Default"), the Corporation shall issue to the holder (or holders, if more than one holder submits a Notice of Conversion in respect of the same Conversion Date, pro rata based on the ratio that the number of shares of Series A Preferred Stock then held by each such holder bears to the aggregate number of such shares held by such holders) all of the shares of Common Stock which are available to effect such conversion. The number of shares of Series A Preferred Stock included in the Notice of Conversion which exceeds the amount which is then convertible into available shares of Common Stock (the "Excess Amount") shall, notwithstanding anything to the contrary contained herein, not be convertible into Common Stock in accordance with the terms hereof until (and at the holder's option at any time after) the date additional shares of Common Stock are authorized by the Corporation to permit such conversion, at which time the Conversion Price in respect thereof shall be the lesser of (i) the Conversion Price on the Conversion Default Date (as defused below) and (ii) the Conversion Price on the Conversion Date elected by the holder in respect thereof. The Corporation shall use its best efforts to effect an increase in the authorized number of shares of Common Stock as soon as possible following a Conversion Default. In addition, the Corporation shall pay to the holder payments ("Conversion Default Payments") for a Conversion Default in the amount of (a) (N/365), multiplied by (b) the sum of the Stated Value plus the Premium Amount per share of Series A Preferred Stock through the Authorization Date (as defined below), multiplied by (c) the Excess Amount on the day the holder submits a Notice of Conversion giving rise to a Conversion Default (the "Conversion Default Date"), multiplied by (d).24, where (i) N = the number of days from the Conversion Default Date to the date (the "Authorization Date") that the Corporation authorizes a sufficient number of shares of Common Stock to effect conversion of the full number of shares of Series A Preferred Stock. The Corporation shall send notice to the holder of the authorization of additional shares of Common Stock, the Authorization Date and the amount of holder's accrued Conversion Default Payments. The accrued Conversion Default Payment for each calendar month shall be paid in cash or shall be convertible into Common Stock at the Conversion Price, at the holder's option, as follows:

          (a) In the event the holder elects to take such payment in cash, cash payment shall be made to holder by the fifth day of the month following the month in which it has accrued; and

          (b) In the event the holder elects to take such payment in Common Stock, the holder may convert such payment amount into Common Stock at the Conversion Price (as in effect at the time of Conversion) at any time after the fifth day of the month following the month in which it has accrued in accordance with the terms of this Article VI (so long as there is then a sufficient number of authorized shares).

          Nothing herein shall limit the holder's right to pursue actual damages for the Corporation's failure to maintain a sufficient number of authorized shares of Common Stock, and each holder shall have the right to pursue all remedies available at law or in equity (including a decree of specific performance and/or injunctive relief).

     F. NOTICE OF CONVERSION PRICE ADJUSTMENTS. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Article VI, the Corporation, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Series A Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series A Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of a share of Series A Preferred Stock.

     G. STATUS AS STOCKHOLDERS. Upon submission of a Notice of Conversion by a holder of Series A Preferred Stock, (i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such holder's allocated portion of the Reserved Amount) shall be deemed converted into shares of Common Stock and (ii) the holder's rights as a holder of such converted shares of Series A Preferred Stock shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such holder because of a failure by the Corporation to comply with the terms of this Certificate of Designation. Notwithstanding the foregoing, if a holder has not received certificates (including, without limitation, through DWAC) for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Delivery Period with respect to a conversion of shares of Series A Preferred Stock for any reason, then (unless the holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Corporation) the holder shall regain the rights of a holder of such shares of Series A Preferred Stock with respect to such unconverted shares of Series A Preferred

Stock and the Corporation shall, as soon as practicable, return such unconverted shares of Series A Preferred Stock to the holder or, if such shares of Series A Preferred Stock have not been surrendered, adjust its records to reflect that such shares of Series A Preferred Stock have not been converted. In all cases, the holder shall retain all of its rights and remedies (including, without limitation, the right to receive Conversion Default Payments pursuant to Article VI.E to the extent required thereby for such Conversion Default and any subsequent Conversion Default).

                              VII. Automatic Conversion

     Subject to the limitations on conversion set forth in Article VI.A(c) and so long as all of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock are (x) authorized and reserved for issuance, (y) registered for re-sale under the Securities Act of 1933, as amended, by the holders of the Series A Preferred Stock and (z) eligible to be traded on Nasdaq, the NYSE, AMEX or Nasdaq Small Cap and (ii) there is not then a continuing Mandatory Redemption Event or Trading Market Redemption Event, each share of Series A Preferred Stock issued and outstanding on July 17, 2001, (the "Automatic Conversion Date"), automatically shall be converted into shares of Common Stock on such date at the then effective Conversion Price in accordance with, and subject to, the provisions of Article VI hereof (the "Automatic Conversion"). The Automatic Conversion Date shall be delayed by one (1) Trading Day each for each Trading Day occurring prior thereto and prior to the full conversion of the Series A Preferred Stock that (i) sales cannot be made pursuant to the Registration Statement (whether by reason of the Company's failure to properly supplement or amend the prospectus included therein in accordance with the terms of the Registration Rights Agreement or otherwise including any Allowed Delays (as defined in Section 3(f) of the Registration Rights Agreement)) (adjusted for any delays which are solely attributable to (a) changes in the Registration Statement required by the holders of the Series A Preferred Stock with respect to the information relating to the holders of the Series A Preferred Stock, including, without limitation, changes to the plan of distribution, or to the failure of the holders of the Series A Preferred Stock to conduct their review of the Registration Statement pursuant to Section 3(h) of the Registration Rights Agreement in a reasonably prompt manner, and (b) any delay resulting solely from inclusion of underwriters in the offering of shares pursuant to the Registration Statement) or (ii) any Mandatory Redemption Event or Trading Market Redemption Event exists, without regard to whether any cure periods shall have run. The Automatic Conversion Date shall be the Conversion Date for purposes of determining the Conversion Price and the time within which certificates representing the Common Stock must be delivered to the holder.

                                 VIII. Voting Rights

     The holders of the Series A Preferred Stock have no voting power whatsoever, except as otherwise provided by the Delaware General Corporation Law ("DGCL"), in this Article VIII, and in Article IX below.

     Notwithstanding the above, the Corporation shall provide each holder of Series A Preferred Stock with prior notification of any meeting of the shareholders (and copies of proxy materials and other information sent to shareholders). In the event of any taking by the Corporation of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Corporation, or any proposed liquidation, dissolution or winding up of the Corporation, the Corporation shall mail a notice to each holder, at least ten (10) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time.

     To the extent that under the DGCL the vote of the holders of the Series A Preferred Stock, voting separately as a class or series as applicable, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the Series A Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series A Preferred Stock (except as otherwise may be required under the DGCL) shall constitute the approval of such action by the class. To the extent that under the DGCL holders of the Series A Preferred Stock are entitled to vote on a matter with holders of Common Stock, voting together as one class, each share of Series A Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible using the record date for the taking of such vote of shareholders as the date as of which the Conversion Price is calculated. Holders of the Series A Preferred Stock shall be entitled to notice of all shareholder meetings or written consents (and copies of proxy materials and other information sent to shareholders) with respect to which they would be entitled to vote, which notice would be provided pursuant to the Corporation's bylaws and the DGCL.

                              IX. Protective Provisions

     So long as shares of Series A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval (by vote or written consent as provided by the DGCL of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock:

          (a) alter or change the rights, preferences or privileges of the Series A Preferred Stock or any capital stock of the Corporation so as to affect adversely the Series A Preferred Stock;

          (b) create any new class or series of capital stock having a preference over the Series A Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Corporation (as previously defined in Article 11 hereof, "Senior Securities");

          (c) create any new class or series of capital stock ranking pari passu with the Series A Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Corporation (as previously defined in Article II hereof, "Pari Passu Securities");

          (d)  increase the authorized number of shares of Series A Preferred

Stock;

          (e)  issue any Senior Securities or Pari Passu Securities;

          (f)  increase the par value of the Common Stock; or

          (g) do any art or thing not authorized or contemplated by this Certificate of Designation which would result in taxation of the holders of shares of the Series A Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended).

          In the event holders of at least a majority of the then outstanding shares of Series A Preferred Stock agree to allow the Corporation to alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock, pursuant to subsection (a) above, so as to affect the Series A Preferred Stock, then the Corporation will deliver notice of such approved change to the holders of the Series A Preferred Stock that did not agree to such alteration or change (the "Dissenting Holders") and Dissenting Holders shall have the right for a period of thirty (30) days to convert pursuant to the terms of this Certificate of Designation as they exist prior to such alteration or change or continue to hold their shares of Series A Preferred Stock.

                               X. Pro Rata Allocations

     The Maximum Share Amount and the Reserved Amount (including any increases thereto) shall be allocated by the Corporation pro rata among the holders of Series A Preferred Stock based on the number of shares of Series A Preferred Stock issued to each holder. Each increase to the Maximum Share Amount and the Reserved Amount shall be allocated pro rata among the holders of Series A Preferred Stock based on the number of shares of Series A Preferred Stock held by each holder at the time of the increase in the Maximum Share Amount or Reserved Amount. In the event a holder shall sell or otherwise transfer any of such holder's shares of Series A Preferred Stock, each transferee shall be allocated a pro rata portion of such transferor's Maximum Share Amount and Reserved Amount. Any portion of the Maximum Share Amount or Reserved Amount which remains allocated to any person or entity which does not hold any Series A Preferred Stock shall be allocated to the remaining holders of shares of Series A Preferred Stock, pro rata based on the number of shares of Series A Preferred Stock then held by such holders.

     IN WITNESS WHEREOF, this Certificate of Designation is executed on behalf of the Corporation this 17th day of July, 1998.

RIBI IMMUNOCHEM RESEARCH, INC.



By:
   ---------------------------
     Robert E. Ivy
     Chief Executive Officer,
     President and Chairman

                                                                       EXHIBIT A

                                 NOTICE OF CONVERSION

                       (To be Executed by the Registered Holder
                  in order to Convert the Series A Preferred Stock)

     The undersigned hereby irrevocably elects to convert _______________ shares of Series A Preferred Stock, represented by stock certificate No(s). _______________ (the "Preferred Stock Certificates") into shares of common stock ("Common Stock") of Ribi ImmunoChem Research, Inc. (the "Corporation") according to the conditions of the Certificate of Designation of Series A Preferred Stock, as of the date written below. If securities are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates. No fee will be charged to the Holder for any conversion, except for transfer taxes, if any. A copy of each Preferred Stock Certificate is attached hereto (or evidence of loss, theft or destruction thereof).

     The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable to the undersigned upon conversion of the Series A Preferred Stock shall be made pursuant to registration of the securities under the Securities Act of 1933, as amended (the "Act"), or pursuant to an exemption from registration under the Act.

Date of Conversion:_______________________________

Applicable Conversion Price:______________________

Number of Shares of
Common Stock to be Issued:________________________

Signature:________________________________________

Name:_____________________________________________

Address:__________________________________________

        __________________________________________

        __________________________________________

*The Corporation is not required to issue shares of Common Stock until the original Series A Preferred Stock Certificate(s) (or evidence of loss, theft or destruction thereof) to be converted are received by the Corporation or its Transfer Agent. The Corporation shall issue and deliver shares of Common Stock to an overnight courier not later than two (2) business days following receipt of the original Preferred Stock Certificate(s) to be converted, and shall make payments pursuant to the Certificate of Designation for the number of business days such issuance and delivery is late.