Form 10-Q
period 1998-09-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1998-11-13
CIK 352331

================================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended September 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from ____________________ to ____________________

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

                    Yes   X       No _____
                        -----


As of October 31, 1998, there were 20,322,573 shares of common stock outstanding.



================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX


                                                                           Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  3
-------------------------------

Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          September 30, 1998 (Unaudited)
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations and Comprehensive Loss
          Three months and nine months ended
          September 30, 1998 and 1997 (Unaudited) . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Nine months ended September 30, 1998 and
          1997 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements (Unaudited) . . . . . . .  7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 14
---------------------------

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . . . 14

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
----------



                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------



Item 1.   Financial Statements

     The condensed balance sheet as of September 30, 1998, the condensed statements of operations and comprehensive loss for the three month and nine month periods ended September 30, 1998 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made, and such adjustments were normal and recurring in nature.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     The results of operations for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of results expected for the full year 1998.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)

                                           September 30,    December 31,
                                               1998             1997
                                           -------------    ------------
                                            (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                 $  2,121            1,224
     Available-for-sale investment
       securities                                13,470           12,146
     Accounts receivable                            394              870
     Inventories                                  1,412            1,250
     Other current assets                           121              234
                                                -------          -------

          Total current assets                   17,518           15,724

Property, plant and equipment, net               11,736           11,453

Other assets and deposits, net                    2,123              593
                                                -------          -------

                                               $ 31,377           27,770
                                                =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                          $    202              611
     Accrued expenses                               697              614
     Deferred revenue                             2,681            1,130
                                                -------          -------

          Total current liabilities               3,580            2,355
                                                -------          -------

Stockholders' equity:
     Preferred stock                                  1             -
     Common stock                                    20               20
     Additional paid-in capital                  75,341           67,485
     Accumulated deficit                        (47,623)         (42,053)
     Accumulated other comprehensive losses          58              (37)
                                                -------          -------

          Total stockholders' equity             27,797           25,415
                                                -------          -------

                                               $ 31,377           27,770
                                                =======          =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

              CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                         (In Thousands Except per Share Data)
                                     (UNAUDITED)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                       1998       1997        1998       1997
                                       ----       ----        ----       ----

Revenues:
   Sales                           $    457        980       1,881      1,846
   Contracts and licenses               731        650       2,158      1,950
   Investment income                    226        240         550        736
   Other, net                             2          1          (2)         9
                                    -------    -------     -------    -------

      Total revenues                  1,416      1,871       4,587      4,541
                                    -------    -------     -------    -------

Costs and expenses:
   Purchases and production costs       528        316       1,250        916
   Research and development           1,666      1,885       5,722      5,446
   Selling, general and
     administrative                     989        826       3,100      2,542
                                    -------    -------     -------    -------

      Total costs and expenses        3,183      3,027      10,072      8,904
                                    -------    -------     -------    -------

      Net loss                       (1,767)    (1,156)     (5,485)    (4,363)
                                    -------    -------     -------    -------

Other comprehensive income:
   Unrealized investment gains
     (losses)                            82         43          71        (17)
   Less reclassification adjustment
     for investment gains (losses)
     included in net loss               (11)       -            24        -
                                    -------    -------     -------    -------

      Other comprehensive income
       (loss)                            71         43          95        (17)
                                    -------    -------     -------    -------

      Comprehensive loss             (1,696)    (1,113)     (5,390)    (4,380)
                                    =======    =======     =======    =======


Net loss per common share          $   (.09)      (.06)       (.27)      (.22)
                                    =======    =======     =======    =======

Average number of shares
  outstanding                        20,321     20,239      20,317     19,992
                                    =======    =======     =======    =======


See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                    Nine Months Ended
                                                      September 30,
                                                  ----------------------
                                                  1998              1997
                                                  ----              ----
Cash flows from operating activities:
  Net loss                                     $ (5,485)          (4,363)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                 784              744
      Common stock grants                             4               12
      Compensation relating to stock options         14               20
      Discount accretion and investment
        losses, net                                  23              (43)
      Asset sales and abandoned patents              23               18
      Changes in operating assets and
        liabilities                               1,652             (848)
                                                -------          -------
        Net cash used by operating
          activities                             (2,985)          (4,460)
                                                -------          -------

Cash flows from investing activities:
  Capital expenditures                           (1,026)            (421)
  Payments for other assets                      (1,599)             (74)
  Proceeds from sale of assets                        5              -
  Proceeds from maturities and sales of
    available-for-sale investment securities     12,393            6,853
  Purchases of available-for-sale
    investment securities                       (13,645)          (6,201)
                                                -------          -------
        Net cash provided (used) by
          investing activities                   (3,872)             157
                                                -------          -------

Cash flows from financing activities:
  Sale of common stock, net                         -              3,977
  Sale of preferred stock, net                    7,718              -
  Exercise of warrants                              -                874
  Exercise of options                                36               25
                                                -------          -------
        Net cash provided by financing
          activities                              7,754            4,876
                                                -------          -------

        Net change in cash equivalents              897              573

Cash and cash equivalents at
  beginning of period                             1,224              432
                                                -------          -------

Cash and cash equivalents at
  end of period                                $  2,121            1,005
                                                =======          =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   Inventories
     -----------


     Inventories are as follows:

                                September 30,       December 31,
                                     1998              1997
                                 -----------        -----------
                                         (In Thousands)
      Raw materials               $   136               132
      Work in process               1,214             1,053
      Finished goods                   62                65
                                   ------            ------

                                  $ 1,412             1,250
                                   ======            ======

2.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials that it deposited at the Landfill from 1982 to 1985, which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing air sparging, and it is anticipated such treatment will continue through 1998 and possibly longer. Carbon filtering was discontinued in August 1997 based upon non-detectible amounts of volatile organic compounds in post-air sparging samples. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995, the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the area residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The current plan calls for the wells to be installed in three phases: Phase I includes occupied properties with the highest remaining contamination levels; Phase II includes occupied properties with lesser degrees of contamination; and Phase III consists largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Information indicates that a total of nineteen alternate water supply wells have been installed at a cost of approximately $1,000,000. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. The NIH has indicated it is undertaking Phase II groundwater remediation to intercept and treat contaminated groundwater near the eastern Landfill boundary. The NIH has projected costs for this Phase II groundwater remediation to be in excess of $1,000,000 through 1999. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. The DEQ initiated an action in 1997 against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future remedial costs, plus civil penalties in the event the parties fail to comply. In May 1998, the Company was informed that the DEQ had entered into a settlement agreement with the Landfill and its owners, whereby the Landfill and its owners agreed to collectively pay the DEQ approximately $35,000. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company has filed a response to the action, including motions for a change in venue and to dismiss. Recently, the Court granted the Company's motion for a change of venue to Ravalli County where the Company is located. The Court did not rule on the motion to dismiss, which motion will now be acted upon by the Court in Ravalli County. There can be no assurance that the Company's defenses and motion will be successful.

     On April 21, 1998, the Company received notice that the U.S. Department of Justice ("USDJ"), acting on behalf of the Department of Health and Human Services, which oversees the NIH, filed suit in United States District Court seeking contribution from the Company of an "equitable share" of past and future response costs incurred by the NIH in connection with the remediation at and near the Landfill. The complaint alleges that as of September 30, 1997, the Plaintiff had incurred response costs in excess of $3,400,000 and that it expects to incur more than $1,000,000 in additional response costs. On or about June 4, 1998, the Company received notice that the Plaintiff United States of America had entered into a settlement agreement with the Landfill and the Landfill owner pursuant to which the settling parties agreed to make payment in the amount of $440,000. In view of the settlement, the Plaintiff United States of America filed with the Court a Joint Motion for Stay of Proceedings between the United States of America, the Landfill and the Landfill owner. The Company has filed a response to the action. Although the Company believes it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the United States.

     On or about June 6, 1998, the DEQ as a Plaintiff-Intervenor, filed a complaint in the United States District Court against the Company, the Landfill and the owner of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $258,500, of which it indicated not more than $154,000 had been reimbursed, plus interest and attorneys fees and costs as well as a declaratory judgment finding the parties liable for future response costs. The Company has filed a response to the action, including a counterclaim against the Plaintiffs. Plaintiff-Intervenor has initiated discovery. The Company is in the process of responding to the discovery request. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. There can be no assurance that the Company's defenses and counterclaim will be successful.

     Depending upon the eventual outcome of the above discussed litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect on the Company's financial condition. Accordingly, it is not possible at present to accurately predict whether an adverse outcome will have a material adverse effect on the Company's financial condition. The Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of September 30, 1998, the Company has accrued a reserve of approximately $260,000, primarily to cover legal, consulting, remediation and DEQ reimbursement costs associated with the Company as a PRP. Net costs charged against operations during the first nine month periods of 1998 and 1997 were $77,000 and $43,000, respectively.

     In June 1997, a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The Court granted dismissal with respect to the portion of the complaint which alleges termination for refusal to violate public policy. Plaintiff filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. On April 6, 1998, the Court allowed plaintiff to amend the complaint as requested. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. However, it is not possible to reliably assess the outcome. Depending upon the eventual outcome of this litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect of the Company's financial condition. Accordingly, it is not possible at this time to accurately predict whether an adverse outcome will have an adverse effect on the Company's financial condition.

     The plaintiff has also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents and asking the Court to review and overturn the Department of Labor's decision finding plaintiff was terminated for misconduct as defined in MCA Section 39-51-2303 and, therefore, not allowing plaintiff to collect unemployment benefits. The Company filed a response arguing the correctness of the Department of Labor's decision. Recently, the Court rendered a decision remanding the matter to the Department of Labor for further testimony. The Department of Labor has issued a notice of hearing to take such further testimony. However, in the event plaintiff is successful, it would not have a material adverse effect on the financial condition of the Company.

3.    Sale of Convertible Preferred Stock
      -----------------------------------

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

4.    Net Loss per Common Share
      -------------------------


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                             ------------------       -----------------
                              1998        1999         1998       1999
                              ----        ----         ----       ----
Net loss                   $ (1,767)    (1,156)       (5,485)   (4,363)
Accretion of liquidation
 preference on preferred
 stock                           85        -              85       -
                             ------     ------        ------    ------

Net loss applicable to
 common stock              $ (1,852)    (1,156)       (5,570)   (4,363)
                             ======     ======        ======    ======

Weighted average number of
 shares outstanding          20,321     20,239        20,317    19,992
                             ======     ======        ======    ======

Net loss per common share  $   (.09)      (.06)         (.27)     (.22)
                             ======     ======        ======    ======

     In addition to the convertible preferred stock described in Note 3 above, the Company had stock options to purchase 1,641,453 shares of common stock and warrants to purchase 500,000 shares of common stock outstanding at September 30, 1998. Furthermore, SmithKline Beecham has the right to make an investment of up to $2,000,000 in the Company at the then market price of the common stock. These securities have the potential to dilute earnings per share in the future, but have not been presented in diluted net loss per common share, as the effect is antidilutive.

5.    Future Accounting Changes
      -------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date, the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At September 30, 1998, the Company's accumulated deficit was approximately $47,623,000.

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

     The Company is not able to estimate with certainty the amount of cash and working capital which may be needed for operations. Such requirements typically vary depending upon the results of basic research and clinical trials, the time and expense required for governmental approval of products, and competitive and technical developments, most of which are beyond management's control. There is no assurance that the Company will be able to obtain funding in sufficient amounts or at the appropriate time for its planned activities. In the event the Company may require additional funding, it might not be able to proceed as rapidly as it would like, if at all, with the development and commercialization of its products, which would have a material adverse effect on its future financial condition and results of operations.

     In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data was preceded by the digits "19." At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results, or equipment failure in cases where computer chips regulate equipment operation. The Company established a committee, which made a preliminary assessment, and hired an outside firm which determined in reasonable detail the Company's exposure to the "Year 2000" problem. Systems that will potentially require remediation and testing have been prioritized and remediation has begun. Plans are underway to survey critical vendors and customers to determine their level of compliance. The Company expects to continue to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. The Company expects that solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is not yet able to estimate the potential costs associated with the Year 2000 problem. At September 30, 1998, approximately

$60,000 has been spent for assessment and remediation. Additionally, approximately $170,000 has been committed for the acquisition and implementation of software for tracking and managing manufacturing and for new account systems that, under other circumstances, would have been purchased at a later time. The Company is working to solve these issues in a timely manner, but there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be Year 2000 compliant. At the present time the Company does not expect Year 2000 issues to have a major impact on its operations.* Most of its raw materials are fairly common and are available from several different suppliers. However, the Company is beginning to develop some contingency plans to control the impact of an unforeseen failure.

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

Results of Operations
---------------------

     The Company incurred a greater net loss in the third quarter and first nine months of 1998 than in the same periods in 1997. Expenses were up 5% for the third quarter and 13% for the first nine months of 1998 compared to those same periods in 1997. Revenues were down 24% for the quarter and up just slightly for the first nine months of 1998 compared to the same periods in 1997.

     Sales were level for the first nine months of 1998 compared to the first nine months of 1997. Sales were down by 53% during the third quarter of 1998 compared to the third quarter of 1997. Fluctuations in sales primarily reflect the product needs of the Company's marketing partners as they work their way through the product development and approval process. Revenues from contracts and licenses were up just over 10% for both periods in 1998 compared to the same periods in 1997 but the increase was mostly offset by lower investment income. Investment income has decreased as a result of a smaller investment portfolio during much of the first nine months of 1998.

     Purchases and production costs were higher during the third quarter and first months of 1998 compared to the same periods in 1997 on level or lower sales. Fluctuations in the relationship of purchases and production costs to sales is primarily a function of the Company's manufacturing plant level of throughput, which varies with the plant and process validation testing being conducted at the time.

     Research and development expenses decreased 12% in the third quarter of 1998 compared to the third quarter of 1997 and increased 5% in the first nine months of 1998 compared to the first nine months of 1997. Most of the decrease in the third quarter reflects the completion of commercial license applications in Canada and Europe in 1997 and earlier in 1998 for MELACINE in the treatment of Stage IV (late stage) melanoma. Enrollment of patients continues in a Phase III human clinical trial using MELACINE with interferon alfa-2b to treat Stage IV melanoma patients.

     The Company has filed for marketing clearance for MELACINE to be used in the treatment of Stage IV melanoma in Canada and Europe and is preparing a Biologics License Application ("BLA") for filing in the United States. In July representatives of the Health Protection Branch ("HPB"), which is the Canadian agency reviewing the filing in Canada, conducted an in-depth preliminary Good Manufacturing Practices (GMP) audit of the Company's Hamilton, Montana facility. During the extensive inspection, the HPB officials identified certain issues that it indicated should be addressed before it conducts its final inspection. The Company is responding to the issues raised on a priority basis, but the alterations have to be coordinated with the Company's manufacturing schedule. Once the modifications are completed, the Company will schedule a return visit by the HPB inspectors.

     Recently, Company representatives met with European regulatory authorities who informed the Company that before it would continue review of the pending Marketing Authorization Application ("MAA"), the regulatory authorities would request that the Company conduct additional Phase III studies in Stage IV melanoma patients. After considering the request, the Company decided to withdraw the MAA for the treatment of Stage IV melanoma in Europe. Company representatives also recently met with representatives of the U.S. Food and Drug Administration ("FDA") to discuss preliminary information provided by the Company and to receive guidance as to the content of a BLA in preparation for filing with the FDA to market MELACINE in the United States. The FDA informed the Company during this meeting that the clinical data should be reorganized to provide data showing durability of tumor response and also requested additional manufacturing information. The Company is in the process of additional data analysis to comply with the guidance provided by the FDA and continues with its plans to file a BLA in the United States. This effort has delayed filing in the United States, which could be sometime toward the middle of next year.* However, there can be no assurance that the Company will file the application in the United States and within the time frame stated. Additionally, there can be no assurance that regulatory authorities will approve marketing MELACINE for any indication or that revenues will be significant if marketing approval is granted.

     Selling, general and administrative expenses were up approximately 20% in the third quarter of 1998 and up 22% in the first nine months of 1998 compared to those same periods in 1997. The increases result primarily from costs associated with commercial license application filings, as well as legal and professional fees, investor relations expenses and year 2000 assessment and remediation costs.

Financial Condition
-------------------

     During the first nine months of 1998 the Company used $2,985,000 in operations which was 33% less than the amount used in the first nine months of 1997. The decrease in cash usage is attributable primarily to changes in operating assets and liabilities connected to differences in the timing of recognition of license fee revenues. The Company expects cash flows used in operations for the year 1998 to continue to be less than those in the year 1997 as an increase in revenues on a cash basis is expected to exceed the increase in expenses.* Projected cash flows are dependent upon the Company receiving revenues that are anticipated and preparing the commercial filings and conducting the research and clinical trials that are now planned.


      In July 1998, RGC International Investors, LDC, purchased 8,240 shares of 5% convertible preferred stock of the Company for gross proceeds of $8,240,000 with offering expenses of $522,000. The preferred stock is convertible into shares of common stock of the Company. (See Note 3 of Notes to Condensed Financial Statements and Part II, Item 2(b) for more information regarding the sale of preferred stock). With this additional funding, the Company believes its available cash, cash equivalents and investments together with funds from licensing agreements and product sales should be sufficient to meet its capital requirements through 2000 and possibly longer.* However, it is possible that revenues from license agreements, product sales and investments could be lower than anticipated and/or operating cost and expenses could be higher than anticipated which could result in having sufficient capital for a period less than through 2000.

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

Item 2.   Changes in Securities and Use of Proceeds

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                                 (Registrant)



November 13,1998         By   /s/Vern D. Child
                           ------------------------------------------
                             Vern D. Child, Vice President-Finance
                             and Treasurer (duly authorized officer
                             and principal financial and accounting
                             officer)