Form 10-Q
period 1999-03-31
RIBI IMMUNOCHEM RESEARCH INC
filed 1999-05-12
CIK 352331

================================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended March 31, 1999

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

                  553 Old Corvallis Road, Hamilton, MT 59840
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code       (406) 363-6214
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X       No _____
                               _____


As of April 30, 1999, there were 20,323,473 shares of common stock outstanding.



================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX


                                                                       Page
                                                                     Number

PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.             Financial Statements:. . . . . . . . . . . . . . . . .3

                    Condensed Balance Sheets
                    March 31, 1999 (Unaudited)
                    and December 31, 1998. . . . . . . . . . . . . . . . .4

                    Condensed Statements of Operations
                    Three months ended March 31,
                    1999 and 1998 (Unaudited). . . . . . . . . . . . . . .5

                    Condensed Statements of Cash Flows
                    Three months ended March 31,
                    1999 and 1998 (Unaudited). . . . . . . . . . . . . . .6

                    Notes to Condensed Financial Statements
                    (Unaudited). . . . . . . . . . . . . . . . . . . . . .7

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations. . . . . . . . . . . . . . . . . . . . 10

Item 3.             Quantitative and Qualitative Disclosures
                    About Market Risk. . . . . . . . . . . . . . . . . . 13

PART II.     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . 14
------------------------------

Item 1.             Legal Proceedings. . . . . . . . . . . . . . . . . . 14

Item 6.             Exhibits and Reports on Form 8-K . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
----------

                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.   FINANCIAL INFORMATION
-------------------------------


Item 1.   Financial Statements

     The condensed balance sheet as of March 31, 1999, the condensed statements of operations and the condensed statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations and comprehensive loss and changes in cash flows as of and for the periods indicated have been made, all of which are normal and recurring in nature.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The results of operations for the three-month period ending March 31, 1999, are not necessarily indicative of results expected for the full year 1999.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)

                                              March 31,    December 31,
                                                1999          1998
                                             -----------   -----------
                                             (Unaudited)
Assets
------

Current assets:
  Cash and cash equivalents                     $    482           458
  Available-for-sale investment
    securities and accrued interest               11,614        12,767
  Accounts receivable                                638         1,302
  Inventories                                      1,114         1,185
  Other current assets                               197           213
                                                 -------       -------

     Total current assets                         14,045        15,925

Property, plant and equipment, net                11,805        11,738

Deposits                                           1,590         1,568

Other assets, net                                    579           597
                                                 -------       -------

                                                $ 28,019        29,828
                                                 =======       =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                              $    363           275
  Accrued liabilities                                794           793
  Deferred revenue                                 2,864         3,160
                                                 -------       -------

     Total current liabilities                     4,021         4,228
                                                 -------       -------

Stockholders' equity:
  Preferred stock                                      1             1
  Common stock                                        20            20
  Additional paid-in capital                      75,553        75,446
  Accumulated other comprehensive income (loss)       (7)            7
  Accumulated deficit                            (51,569)      (49,874)
                                                 -------       -------

     Total stockholders' equity                   23,998        25,600
                                                 -------       -------

                                                $ 28,019        29,828
                                                 =======       =======

See accompanying notes.
                                          4

                            RIBI IMMUNOCHEM RESEARCH, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                         In Thousands Except Per Share Data)
                                     (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
                                                 -------------------
                                                 1999           1998
                                                 ----           ----
Revenues:
  Sales                                      $    611            799
  Contracts and licenses                          844            679
  Investment income                               170            159
  Other, net                                      (12)            (5)
                                              -------        -------

     Total revenues                             1,613          1,632
                                              -------        -------

Costs and expenses:
  Purchases and production costs                  369            270
  Research and development                      1,847          2,054
  Selling, general and administrative             990          1,036
                                              -------        -------

     Total costs and expenses                   3,206          3,360
                                              -------        -------

Net loss                                       (1,593)        (1,728)

Accretion of liquidation preference
  on preferred shares                             102            -
                                              -------        -------

Net loss applicable to common shares         $ (1,695)        (1,728)
                                              =======        =======

Weighted average number of shares
  outstanding                                  20,323         20,312
                                              =======        =======

Net loss per common share                    $   (.08)          (.09)
                                              =======        =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                      UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----

Cash flows from operating activities:
  Net loss                                        $ (1,593)     (1,728)
  Adjustments to reconcile net loss to
    cash provided (used) by operating activities:
      Depreciation and amortization                    286         261
      Common stock grants                                1           3
      Compensation relating to stock options             4           4
      Discount accretion, accrued interest
        and losses, net                                130          (5)
      Asset sales and abandoned patents                 20           6
      Changes in operating assets and
        liabilities                                    544       2,014
                                                   -------     -------
      Net cash provided (used) by operating
        activities                                    (608)        555
                                                   -------     -------

Cash flows from investing activities:
  Capital expenditures                                (358)       (234)
  Payments for deposits and other assets               (24)     (1,506)
  Proceeds from sale of assets                           5           5
  Proceeds from maturities and sales of
    available-for-sale investment securities         2,501       3,554
  Purchases of available-for-sale
    investment securities                           (1,492)     (2,606)
                                                   -------     -------
      Net cash provided (used) by investing
       activities                                      632        (787)
                                                   -------     -------

Cash flows from financing activities:
  Proceeds from exercise of options                    -            13
                                                   -------     -------
      Net cash provided by financing
        activities                                     -            13
                                                   -------     -------

      Net change in cash and cash equivalents           24        (219)

Cash and cash equivalents at beginning
  of period                                            458       1,224
                                                   -------     -------

Cash and cash equivalents at end
  of period                                       $    482       1,005
                                                   =======     =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   Inventories
     -----------

     Inventories are as follows:


                                March 31,      December 31,
                                  1999             1998
                               -----------     -----------
                                    (In Thousands)
     Raw materials             $   100              112
     Work in process               933            1,024
     Finished goods                 81               49
                                 -----            -----

                               $ 1,114            1,185
                                 =====            =====

2.   Commitments and Contingencies
     -----------------------------

     The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials which it generated and were subsequently deposited at the Landfill from 1982 to 1985, which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers, which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing air sparging, and it is anticipated such treatment will continue through 1999 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995 the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involved installing individual replacement and new wells to provide both an alternate water supply for the affected residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program is being used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The second interim action plan calls for the wells to be installed in three phases: Phase I included occupied properties with the highest remaining contamination levels; Phase II included occupied properties with lesser degrees of contamination; and Phase III consisted largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Information indicates that a total of 19 alternate water supply wells have been installed at a cost of approximately $1,000,000. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. Additionally, the NIH has indicated it is undertaking Phase II groundwater remediation to intercept and treat contaminated groundwater near the eastern Landfill boundary. The NIH has projected costs for this Phase II groundwater remediation to be in excess of $1,000,000 through 1999. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan. The DEQ recently issued a "Unilateral Administrative Order" to the NIH and the Company to undertake certain domestic well operation, maintenance and sampling activities. Information indicates the NIH has agreed to undertake the additional activities requested. The cost of these activities is estimated to be about $10,000 annually. It is not known how long the DEQ will require these activities to continue.

     The DEQ initiated an action in 1997 against the Company, the Landfill and the owners of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future remedial costs, plus civil penalties in the event the parties fail to comply. Since the action was initiated, the Company and the NIH jointly have received statements requesting payment of an additional approximately $30,000. In May 1998 the Company was informed that the DEQ had entered into a settlement agreement with the Landfill and its owners whereby the Landfill and its owners agreed to collectively pay the DEQ approximately $35,000. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company has filed a response to the action, including a counterclaim and motions for a change in venue and to dismiss. Recently the Court granted the Company's motion for a change of venue to Ravalli County where the Company is located. The Court did not rule on the motion to dismiss, which motion will now be acted upon by the Court in Ravalli County. Recently the DEQ filed a Motion for Stay of Proceedings pending the outcome of the action in Federal District Court, discussed below, in which the DEQ is a plaintiff. The Court granted the motion, which the Company did not oppose.

     On April 21, 1998 the Company received notice that the United States of America ("U.S."), acting on behalf of the Department of Health and Human Services, which overseas the NIH, filed suit in United States District Court seeking contribution from the Company of an "equitable share" of past and future response costs incurred by the NIH in connection with the remediation at and near the Landfill. The complaint alleges that as of September 30, 1997 the U.S. had incurred response costs in excess of $3,400,000 and that it expects to incur more than $1,000,000 in additional response costs. The Company filed a response to the action. On or about June 4, 1998 the Company received notice that the U.S. had entered into a settlement agreement with the Landfill and the Landfill owners pursuant to which the settling parties agreed to make payment in the amount of $440,000. In view of the proposed settlement, the U.S. filed with the Court a Joint Motion for Stay of Proceedings between the U.S., the Landfill and Landfill owners. Assuming the settlement is completed, the action against the Landfill and the Landfill owners would be dismissed. Although the Company believes it has meritorious defenses to the cost recovery claim, including the amount, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the U.S.

     On or about June 6, 1998 the DEQ filed a complaint in the United States District Court against the Company, the Landfill and owners of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $258,000, of which it indicated not more than $154,000 had been reimbursed. The DEQ also seeks to collect interest and attorneys' fees and costs, as well as a declaratory judgment finding the parties liable for future response costs. This action is similar to that filed in the State District Court where further action has been deferred pending the outcome of the Federal action. The Company has filed a response to the action, including a counterclaim against the DEQ. The DEQ has initiated discovery. The Company responded to a discovery request. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. There can be no assurance that the Company's defenses and counterclaim will be successful.

     Depending upon the eventual outcome of the litigation, when in time the litigation is concluded, and the success of the Company in pursuing defense and indemnity with insurance carriers, the outcome may or may not have a material adverse effect on the Company's financial condition. Subject to a reservation of rights, the Company has reached agreement with an insurance carrier which will assume past and future reasonable defense costs incurred with respect to the suits pending in Federal District Court and State District Court discussed above. Accordingly, it is not possible at present to accurately predict whether an adverse outcome will have a material adverse effect on the Company's financial condition. The Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of March 31, 1999 the Company has accrued a reserve of approximately $300,000, primarily to cover legal, consulting and DEQ reimbursement costs associated with the Company as a PRP. Net costs charged against operations during the first quarters of 1999 and 1998 were $42,000 and $22,000, respectively.

     In June 1997 a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The plaintiff alleges discharge in violation of the Montana Wrongful Discharge From Employment Act ("Act") and, further, that discharge was for refusal to violate public policy. The Court granted dismissal with respect to that portion of the complaint, which alleges termination for refusal to violate public policy. Plaintiff filed a motion for reconsideration asking the Court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the Court for permission to amend the complaint to include additional allegations relative to the public policy issue. On April 6, 1998 the Court allowed plaintiff to amend the complaint as requested. If plaintiff should ultimately prevail on the issue of discharge in violation of the Act, the potential liability of the Company could be approximately $320,000, exclusive of the Company's attorneys' fees and related costs. If the plaintiff prevails on the public policy issue, the Company could be subject to punitive damages of an unknown amount in addition to the potential liability for violation of the Act. The Company believes it has a meritorious defense and plans to vigorously defend the suit. However, it is not possible to reliably assess the outcome. Depending upon the eventual outcome of this litigation and when in time the litigation is concluded, the outcome may or may not have a material adverse effect of the Company's financial condition. It is possible the case may go to trial during 1999.

     The plaintiff also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents. The plaintiff asked the Court to review and overturn the Department of Labor's decision finding plaintiff was terminated for misconduct as defined in MCA Section 39-51-2303 and, therefore, not allowing plaintiff to collect unemployment benefits. The Company filed a response arguing the correctness of the Department of Labor's decision. The Court remanded the matter to the Department of Labor for further testimony, which was taken. The Department of Labor recently issued a Findings of Fact; Conclusions of Law; and Order in which it confirmed its previous findings that the plaintiff willfully and purposefully failed to follow the reasonable instructions of the Company and, therefore, was discharged for misconduct connected with his work and directly affecting his employment. Accordingly, the Department confirmed its previous findings that the plaintiff is not eligible to receive unemployment insurance benefits. The plaintiff filed an appeal with the Board of Appeals of the Department of Labor seeking to overturn the decision. A hearing was held on May 6, 1999. The Board of Appeals affirmed the decision of the Department of Labor. The plaintiff has indicated he will appeal the decision to the State District Court. However, if plaintiff is eventually successful, it would not have a material adverse effect on the financial condition of the Company.

3.   Comprehensive Loss
     ------------------

     Total comprehensive loss for the Company consists of the sum of net loss and unrealized gains and losses on available-for-sale investment securities. For the three months ended March 31, 1999 and 1998, total comprehensive loss was $1,607,000 and $1,703,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At March 31, 1999 the Company's accumulated deficit was approximately $51,569,000.

     The Company's results of operations can vary significantly from quarter to quarter and depend, among other factors, on costs related to the progress of clinical trials conducted by the Company and, to a lesser extent, on revenues and costs associated with manufacturing. To date research and development expenses, together with manufacturing costs, have exceeded product and other revenues in all periods.

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

     In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data storage was preceded by the digits "19." At year 2000, a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results or equipment failure in cases where computer chips regulate equipment operation. The Company established a committee, which made a preliminary assessment, and hired an outside firm, which determined in reasonable detail the Company's exposure to the "Year 2000" problem. Systems that potentially required remediation and testing were prioritized. Remediation of identified systems is nearly complete with completion targeted for May 31, 1999.* The Company is preparing a survey of critical vendors to determine their level of compliance with a targeted completion date of July 31, 1999.* Depending upon the results of the vendor survey, appropriate contingency plans will be developed prior to January 1, 2000.* The Company expects to continue to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. The Company is not yet able to estimate with certainty the potential costs associated with the Year 2000 problem. At March 31, 1999 approximately $154,000 has been spent for assessment and remediation. Additionally, approximately $190,000 has been spent for the acquisition and implementation of software for tracking and managing manufacturing and for new accounting systems that, under other circumstances, would have been purchased at a later time. The Company has allocated additional funds of approximately $100,000 to complete its identification, necessary remediation and contingency planning. Although the Company is working to solve these issues in a timely manner, there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be Year 2000 compliant. At the present time the Company does not expect Year 2000 issues to have a major impact on its operation. Most of its raw materials are fairly common and are available from several different suppliers. However, the Company is developing contingency plans to control the impact of an unforeseen failure. Depending upon the nature and length of a possible Year 2000 compliance failure by the Company and/or its vendors, the result could be a minor delay in the production of one or more of the Company's products with little, if any, financial impact; or, in a worst case scenario, for example, in the event of a long-term disruption of electrical and/or natural gas service, the result could be partial or complete cessation of operations of the Company pending restoration of service. Depending upon the event, it could impact the ability of the Company to produce product in response to potential orders from its customers and otherwise effect the normal day-to-day operations of the Company, which could have a material adverse financial effect upon the Company.

     Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, several forward-looking statements that involve a number of risks and uncertainties are included within this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to the risks and uncertainties discussed with the forward-looking statements, there are a number of other factors that could cause actual results to differ materially from projected results, including but not limited to the following: levels of expenditure on and results of the Company's research and the impact of those results on milestone and transfer payments from partners, research results of other companies using the Company's products, competition from other companies, changes in government regulation, including price controls for newly developed drugs, and risk factors listed from time-to-time in the Company's reports to the Securities and Exchange Commission. Forward-looking statements within this document are followed by an asterisk ("*").

Results of Operations
---------------------

     During the first quarter of 1999 the Company incurred a net loss of $1,593,000 compared to a net loss of $1,728,000 in the first quarter of 1998. The lower net loss reflects level total revenues and lower expenses.

     Increased revenues from contracts and licenses were offset by lower sales for the first quarter of 1999 compared to the first quarter of 1998. The increase in revenues from contracts and licenses results from the receipt of minimum royalties under one of its adjuvant license agreements. Sales were lower reflecting the needs of the Company's corporate partners who are developing vaccines using the Company's adjuvants. The Company expects sales for the year 1999 to be comparable with those of 1998.* However it is possible that customer orders will be lower than projected.

     Purchases and production costs increased $99,000 while sales decreased $188,000 during the first quarter of 1999 compared to the first quarter of 1998. Costs were lower in the first quarter of 1998 in relation to sales because of higher plant throughput during the first quarter of 1998.

     Research and development expenses decreased 10% during the first quarter of 1999 compared to the same quarter in 1998. The decrease mainly reflects additional outside contract and other costs incurred in the first quarter of 1998 necessary to prepare and file its commercial license application for MELACINE melanoma theraccine in Europe. The application was later withdrawn, leaving open the possibility of refiling with additional data from ongoing Phase 3 clinical trials scheduled for completion later this year. The Company has been preparing a commercial license application for filing with the Food and Drug Administration ("FDA") in the United States. A meeting with the FDA is planned for later this year to obtain further guidance on filing the application. Additionally, the Company has continued its preclinical development of its new synthetic immune system modulators, including its drug for protection against cardiac reperfusion injury. The Company expects total research and development expenses for the year 1999 to be lower than those expenses in 1998 as much of the work for commercial license applications for MELACINE was completed in 1997 and 1998.* It is possible that completion of the commercial license application to be filed with the FDA will require more time than expected or that the FDA will not accept the filing for detailed review. It is also possible that neither the MELACINE commercial license application pending in Canada nor the one to be filed with the FDA will be approved, or that planned clinical trials will not proceed as expected.

     Selling, General and Administrative expenses decreased $46,000 in the first quarter of 1999 compared to the first quarter of 1998. The decrease relates primarily to reductions in recruiting costs and validation support, offset in part by increased Year 2000 remediation and testing costs. Additionally, the Company allocated $247,000 in administrative expenses relating to manufacturing activities to production costs in the first quarter of 1999 compared to $200,000 in the first quarter of 1998.

Financial Condition
-------------------

     During the first quarter of 1999 the Company used $608,000 in operations compared to cash provided by operations during the first quarter of 1998 of $555,000. The variance mainly reflects changes in operating assets and liabilities connected to differences between the timing of cash and accrual for the recognition of license fee revenues. The Company expects cash flows used in operations for the year 1999 to be less than those in the year 1998 as expenses will likely continue to be lower in 1999 than in 1998.* Projected cash flows are dependent upon the Company receiving revenues that are anticipated and preparing the commercial filings and conducting the research and clinical trials that are now planned.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     Interest earned on the Company's investment portfolio is affected by changes in the general level of interest rates in the United States. The following table provides information about the Company's investment portfolio including principle cash flows and related weighted average interest rates by anticipated maturity dates. At March 31, 1999 the Company's available-for-sale investment securities, comprising primarily of debt instruments of major corporations and the United States Government and its agencies, are substantially similar in nature and have been combined for this presentation.


                    Twelve Months             Principal            Average
                   Ended March 31,            Maturing          Interest Rate
                   ---------------            ---------         -------------
                                           (In Thousands)

                        2000                 $   8,299              5.33%

                        2001                     3,160              5.26%

                        2006                         5              5.42%
                                                ------

                                             $  11,464
                                                ======

Fair value at March 31, 1999                 $  11,457
                                                ======


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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 27 - Financial Data Schedule (Filed only electronically)

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES
----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RIBI IMMUNOCHEM RESEARCH, INC.
                         ------------------------------
                         (Registrant)



May 12, 1999             By   /s/ Vern D. Child
                           -------------------------------------------
                         Vern D. Child, Vice President-Finance
                         and Treasurer (duly authorized officer
                         and principal financial and accounting
                         officer)