Form 10-Q
period 1999-06-30
RIBI IMMUNOCHEM RESEARCH INC
filed 1999-08-11
CIK 352331

================================================================================

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  __________________

                                      FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly Period Ended June 30, 1999

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

                    Yes   X       No _____
                        -----

As of July 31, 1999 there were 21,434,870 shares of common stock outstanding.



================================================================================

                            RIBI IMMUNOCHEM RESEARCH, INC.

                                        INDEX



                                                                          Page
                                                                        Number
                                                                        ------

PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .  3
-------------------------------

Item 1.   Financial Statements: . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Balance Sheets
          June 30, 1999 (Unaudited)
          and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . .  4

          Condensed Statements of Operations
          Three months and six months ended
          June 30, 1999 and 1998 (Unaudited). . . . . . . . . . . . . . . .  5

          Condensed Statements of Cash Flows
          Six months ended June 30, 1999 and
          1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes to Condensed Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 15
---------------------------

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

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
----------

                            RIBI IMMUNOCHEM RESEARCH, INC.



PART I.  FINANCIAL INFORMATION
------------------------------



Item 1.  Financial Statements

     The condensed balance sheet as of June 30, 1999, the condensed statements of operations for the three month and six month periods ended June 30, 1998 and 1999, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made, all of which are normal and recurring in nature.

     It is suggested that the accompanying condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of results expected for the full year 1999.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                               CONDENSED BALANCE SHEETS
                                    (In Thousands)

                                                June 30,       December 31,
                                                  1999             1998
                                              ------------     ------------
                                               (Unaudited)
ASSETS
------
Current assets:
     Cash and cash equivalents                    $     95              458
     Available-for-sale investment
       securities                                   10,630           12,767
     Accounts receivable                               647            1,302
     Inventories                                     1,391            1,185
     Other current assets                              214              213
                                                   -------          -------

          Total current assets                      12,977           15,925

Property, plant and equipment, net                  11,712           11,738

Deposits                                             1,612            1,568

Other assets, net                                      564              597
                                                   -------          -------

                                                  $ 26,865           29,828
                                                   =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                             $    240              275
     Accrued expenses                                  802              793
     Deferred revenue                                3,355            3,160
                                                   -------          -------

          Total current liabilities                  4,397            4,228
                                                   -------          -------

Stockholders' equity:
     Preferred stock                                     1                1
     Common stock                                       21               20
     Additional paid-in capital                     75,654           75,446
     Accumulated other comprehensive income (loss)     (40)               7
     Accumulated deficit                           (53,168)         (49,874)
                                                   -------          -------

          Total stockholders' equity                22,468           25,600
                                                   -------          -------

                                                  $ 26,865           29,828
                                                   =======          =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                         (In Thousands Except per Share Data)
                                     (UNAUDITED)

                                     Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                     ------------------    ------------------
                                       1999       1998        1999       1998
                                       ----       ----        ----       ----

Revenues:
   Sales                           $    695        625       1,306      1,424
   Contracts and licenses               706        748       1,550      1,427
   Investment income                    154        165         324        324
   Other, net                           -            1         (12)        (4)
                                    -------    -------     -------    -------

      Total revenues                  1,555      1,539       3,168      3,171
                                    -------    -------     -------    -------

Costs and expenses:
   Purchases and production costs       432        452         801        722
   Research and development           1,600      2,002       3,447      4,056
   Selling, general and
     administrative                   1,026      1,075       2,016      2,111
                                    -------    -------     -------    -------

      Total costs and expenses        3,058      3,529       6,264      6,889
                                    -------    -------     -------    -------

Net loss                             (1,503)    (1,990)     (3,096)    (3,718)

Accretion of liquidation preference
 on preferred shares                     96        -           198        -
                                    -------    -------     -------    -------

Net loss applicable to common
 shares                            $ (1,599)    (1,990)     (3,294)    (3,718)
                                    =======    =======     =======    =======

Net loss per common share          $   (.08)      (.10)       (.16)      (.18)
                                    =======    =======     =======    =======

Average number of shares
  outstanding                        20,690     20,317      20,507     20,315
                                    =======    =======     =======    =======


See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                  1999              1998
                                                  ----              ----
Cash flows from operating activities:
  Net loss                                     $ (3,096)          (3,718)
  Adjustments to reconcile net loss to
    cash used by operating activities:
      Depreciation and amortization                 583              522
      Common stock grants                             3                3
      Compensation relating to stock options          8               10
      Discount accretion, accrued interest
        and investment losses, net                   99               70
      Asset sales and abandoned patents              16               23
      Changes in operating assets and
        liabilities                                 618            2,060
                                                -------          -------
        Net cash used by operating
          activities                             (1,769)          (1,030)
                                                -------          -------

Cash flows from investing activities:
  Capital expenditures                             (547)            (600)
  Payments for deposits and other assets            (49)          (1,564)
  Proceeds from sale of assets                       12                5
  Proceeds from maturities and sales of
    available-for-sale investment securities      4,501            6,124
  Purchases of available-for-sale
    investment securities                        (2,511)          (3,642)
                                                -------          -------
        Net cash provided by
          investing activities                    1,406              323
                                                -------          -------

Cash flows from financing activities:
  Proceeds from exercise of options                 -                 30
                                                -------          -------
        Net cash provided by financing
          activities                                -                 30
                                                -------          -------
        Net change in cash and cash
          equivalents                              (363)            (677)

Cash and cash equivalents at
  beginning of period                               458            1,224
                                                -------          -------
Cash and cash equivalents at
  end of period                                $     95              547
                                                =======          =======

Significant noncash financing activities:
  Issuance of common stock on conversion of
    convertible preferred stock                $  1,042              -
                                                =======          =======

See accompanying notes.

                            RIBI IMMUNOCHEM RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.  Inventories
    -----------

     Inventories are as follows:

                                   June 30,         December 31,
                                     1999              1998
                                 -----------        -----------
                                         (In Thousands)
      Raw materials                $    95                112
      Work in process                1,212              1,024
      Finished goods                    84                 49
                                    ------             ------

                                   $ 1,391              1,185
                                    ======             ======

2.  Commitments and Contingencies
    -----------------------------

Groundwater Contamination. The Company, the National Institutes of Health ("NIH") and the Bitterroot Valley Sanitary Landfill ("Landfill") were notified by the Montana Department of Health and Environmental Sciences (now known as the Department of Environmental Quality ["DEQ"]) in March of 1991 that they had been identified as potentially responsible parties ("PRPs") and as such are jointly and severally liable for groundwater contamination located at and near the site of the Landfill in Ravalli County, Montana. The Company's involvement arises out of waste materials that it deposited at the Landfill from 1982 to 1985, which the Landfill had permits to receive. The NIH unilaterally and voluntarily initiated and completed work pursuant to an interim remediation plan approved by the DEQ to remove and decontaminate the believed source of contamination and treat the aquifers, which tests have shown contain contaminants. Although decontamination of the soil at and around the Landfill has been completed, treatment of the groundwater in the proximity of the disposal site continues utilizing air sparging, and it is anticipated such treatment will continue through 1999 and possibly longer. The DEQ conducted a "Risk Assessment" and issued a "Draft Final Feasibility Study" in October 1994 that discussed possible final remediation alternatives. In August 1995 the DEQ announced that it had approved a second interim action in the vicinity of the Landfill being unilaterally and voluntarily conducted by the NIH and which involves installing individual replacement wells and new wells to provide both an alternate water supply for the area residents and to develop additional information on the site hydrogeology. Information collected from these wells through a multi-year monitoring program will be used by the DEQ to evaluate the effectiveness of the remediation efforts to date. The second interim action plan calls for the wells to be installed in three phases. Phase I included occupied properties with the highest remaining contamination levels. Phase II included occupied properties with lesser degrees of contamination. Phase III consisted largely of vacant properties. Preliminary studies completed in 1994 estimated the cost of the wells to be approximately $1,400,000. Information indicates that a total of 19 alternate water supply wells have been installed at a cost of approximately $1,000,000. The DEQ could require the PRPs to implement further remediation should these wells not provide sufficient quality or quantity of water. Additionally, the NIH has indicated it is undertaking Phase II groundwater remediation to intercept and treat contaminated groundwater near the eastern landfill boundary. The NIH has projected costs for this Phase II groundwater remediation to be in excess of $1,000,000 through 1999. The NIH, which has taken the lead and incurred substantially all of the remediation costs, has represented publicly that it would continue to work with the DEQ toward an acceptable final remediation plan.

     The DEQ initiated an action in 1997 in the State District Court in Lewis and Clark County, Montana, against the Company, the Landfill and the owners of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $238,000, as well as a declaratory judgment finding the parties liable for future remedial costs, plus civil penalties in the event the parties fail to comply. Since the action was initiated, the Company and the NIH jointly have received statements requesting payment of an additional $30,000. In May 1998 the Company was informed that the DEQ had entered into a settlement agreement with the Landfill and its owners, whereby the Landfill and its owners agreed to collectively pay the DEQ approximately $35,000. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. The Company filed a response to the action, including a counter claim and motions for a change in venue and to dismiss. The court granted the Company's motion for a change of venue to Ravalli County where the Company is located. The court did not rule on the motion to dismiss, which motion will now be acted upon by the court in Ravalli County. The DEQ filed a Motion for Stay of Proceedings pending the outcome of the action in Federal District Court discussed below in which the DEQ is a plaintiff. The court granted the motion which the Company did not oppose. The Federal District Court recently denied a motion of the DEQ to file an amended complaint to incorporate the complaint filed with the State Court. In view of the District Court's denial of the motion of the DEQ to amend its complaint, the DEQ has indicated it intends to petition the State Court to lift the Stay of Proceedings.

     On April 21, 1998 the Company received notice that the United States, acting on behalf of the Department of Health and Human Services, which overseas the NIH, filed suit in United States District Court seeking contribution from the Company of an "equitable share" of past and future response costs incurred by the NIH in connection with remediation at and near the Landfill. The complaint alleges that as of September 30, 1997 the United States had incurred response costs in excess of $3,400,000 and that it expects to incur more than $1,000,000 in additional response costs. The Company filed a response to the action. On or about June 4, 1998 the Company received notice that the United States had entered into a settlement agreement with the Landfill and the Landfill owner pursuant to which the settling parties agreed to make payment in of $440,000. In view of the settlement, the United States filed with the court a Joint Motion for Stay of Proceedings between the United States of America, the Landfill and the Landfill owner. Assuming the settlement is completed, the action against the Landfill and the Landfill owners would be dismissed. Although the Company believes it has meritorious defenses to the cost recovery claim, including the amount thereof, and that there are other responsible parties, there can be no assurance that the Company will be successful in its defenses to claims arising out of the Landfill, including the claims made by the United States. A preliminary pretrial conference was recently held. The court issued a scheduling order. Pursuant to the order the trial of this matter is anticipated to begin in the fall of 2000.

     On or about June 6, 1998 the DEQ filed a complaint in the United States District Court against the Company, the Landfill and the owners of the Landfill seeking recovery of past alleged costs associated with its oversight activities in the amount of $258,000, of which it indicated not more than $154,000 had been reimbursed, plus interest and attorneys' fees and costs as well as a declaratory judgment finding the parties liable for future response costs. This action, brought under the Federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), is similar to that filed in the State District Court under a State Comprehensive Environmental Cleanup and Responsibility Act ("CECRA") described above. The Company has filed a response to the action, including a counterclaim against the DEQ. The DEQ has initiated discovery, and the Company responded to a discovery request. The Company believes that it has meritorious defenses to the claim, including the amount thereof, and that there are other responsible parties. There can be no assurance that the Company's defenses and counterclaim will be successful.

     Depending upon the eventual outcome of the above discussed litigation and when in time the litigation is concluded and the success of the Company in pursuing defense and indemnity with insurance carriers, the outcome may harm the Company's financial condition. Recently, an insurance carrier agreed to assume reasonable defense costs in the cases discussed above but has reserved its rights to challenge its responsibility. The insurance carrier has also agreed to reimburse the Company's defense costs incurred to date. Accordingly, it is not possible at present to accurately predict whether an adverse outcome will significantly harm the Company's financial condition. The Company is unable to determine its overall potential liability with respect to the Landfill at this time. As of June 30, 1999 the Company has accrued a reserve of approximately $300,000 to cover billed and potential legal, consulting and DEQ reimbursement costs associated with the Company as a PRP. Net costs charged against operations during the first six month periods of 1999 and 1998 were $54,000 and $47,000, respectively.

Wrongful Discharge. In June 1997 a complaint was filed in District Court in Ravalli County against the Company by a former employee who was discharged for cause in June 1996. The former employee alleges discharge in violation of the Montana Wrongful Discharge from Employment Act ("Act") and further, that discharge was for refusal to violate public policy. The court granted dismissal with respect to that portion of the complaint which alleges termination for refusal to violate public policy. The former employee filed a motion for reconsideration asking the court to reverse its decision with respect to the issue of termination for refusal to violate public policy and requested the court for permission to amend the complaint to include additional allegations relative to the public policy issue. On April 6, 1998 the court allowed the former employee to amend the complaint as requested. The Company recently filed a motion for partial summary judgement on the violation of public policy issue. Plaintiff has filed a motion for partial summary judgement on the issue of discharge in violation of the Wrongful Discharge Act. It is anticipated there will be oral arguments to the court concerning the respective motions. However, no date has been set for the oral arguments. If the former employee should ultimately prevail on the issue of discharge in violation of the Wrongful Discharge Act, the potential liability of the Company would be approximately $320,000, exclusive of the Company's attorneys' fees and related costs. If the former employee prevails on the public policy issue, the Company could be subject to punitive damages of an unknown amount in addition to the potential liability for violation of the Wrongful Discharge Act. The Company believes that it has a meritorious defense and plans to vigorously defend the suit. However, it is not possible to reliably assess the outcome. Depending upon the eventual outcome of this litigation and the timing of its conclusion, the result of this litigation may significantly harm the Company's financial condition. It is possible the case may go to trial during the first half of 2000.

     The former employee also filed a petition for Judicial Review in District Court in Missoula County naming the Company and the State of Montana Department of Labor and Industry respondents and asking the Court to review and overturn the Department of Labor's decision finding the former employee was terminated for misconduct under Montana law and is, therefore, not allowed to collect unemployment benefits. The Company filed a response arguing the correctness of the Department of Labor's decision. The court remanded the matter to the Department of Labor for further testimony, which was taken. The Department of Labor recently confirmed its previous findings that the former employee willfully and purposefully failed to follow the reasonable instructions of the Company and, therefore, was discharged for misconduct connected with his work and directly affecting his employment. Accordingly, the Department of Labor confirmed its previous findings that the former employee is not eligible to receive unemployment insurance benefits. The former employee has filed a petition for judicial review of the most recent decision of the Department of Labor in District Court in Missoula County.

3.  Conversion of Preferred Stock
    -----------------------------

     Pursuant to a 1998 agreement with RGC International Investors, LDC, 1000 shares of preferred stock were converted into 666,214 shares of common stock during the second quarter of 1999. At June 30, 1999 there were 7,240 shares of preferred stock outstanding which were convertible into common stock at the lower of $6.04 per share or a per share market price based on average market bid prices for three consecutive trading days during the 22 trading days prior to the date of conversion.

     On July 13, 1999 RGC converted an additional 750 shares of preferred stock into 444,483 shares of common stock, leaving a balance of 6,490 shares of preferred stock outstanding.

4.  Planned Merger with Corixa Corporation
    --------------------------------------

     On June 10, 1999 the Company announced that it had reached an agreement with Corixa Corporation whereby Corixa would acquire all of the outstanding common stock of the Company. Under terms of the proposed merger, the Company's common shareholders will receive 0.1685 shares of Corixa common stock for each share of Company common stock owned. Based on the closing price of Corixa common stock on July 31, 1999, the value received for the Company's common stock is approximately $49,210,000. In addition Corixa will provide approximately $7,891,000 in cash attributed to the purchase of shares currently held as preferred by RGC International Investors, LDC, stemming from a July 1998 financing by the Company. All outstanding shares of the Company's preferred stock will be redeemed or converted into the Company's common stock in accordance with the terms of the agreement. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. Subject to shareholder approval, the merger is expected to be completed in the fall of 1999.

5.  Comprehensive Loss
    ------------------

     Total comprehensive loss for the Company consists of the sum of net loss and unrealized gains and losses on available-for-sale investment securities. For the three months ended June 30, 1999 and 1998, total comprehensive loss was $1,536,000 and $1,991,000, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive loss was $3,143,000 and $3,694,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     Since its inception in 1981, the Company has been engaged primarily in the research and development of immunostimulants for use in preventing and treating human diseases. To date the Company has received limited revenues from commercial sales and sales of clinical supplies. The Company has incurred net losses in each year since its inception and expects to incur additional losses for at least the next year, and probably longer. At June 30, 1999 the Company's accumulated deficit was approximately $53,168,000.

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

Results of Operations
---------------------

     The Company incurred a smaller net loss in the second quarter and first six months of 1999 than in the same periods in 1998. The smaller net loss resulted from level total revenues and lower costs and expenses to date in 1999 than in the comparable periods in 1998.

     Sales were up 11% in the second quarter of 1999 compared to the second quarter of 1998 and down 8% in the first half of 1999 compared to the same period in 1998. Sales vary from period to period depending upon the clinical trial adjuvant needs of the Company's corporate partners who are developing vaccines. Revenues from contracts and licenses were down slightly for the second quarter but up 9% for the first half when compared to the same periods in 1998. The increase in the first half reflects primarily the receipt of minimum royalties under one of the Company's adjuvant license agreements.

     Purchases and production costs decreased slightly in the second quarter of 1999 compared to the second quarter of 1998, while at the same time sales were up 11%. The resulting improved gross profit is attributed primarily to greater plant throughput in the second quarter of 1999. Conversely, purchases and production costs were slightly higher in the first half of 1999 than in the first half of 1998 on slightly lower sales. Fluctuations in the relationship of purchases and production costs to sales has to date been primarily a function of the level of throughput of the Company's manufacturing plant. Plant throughput varies with customer product requirements and validation testing of the Company's manufacturing plant and processes.

     Research and development expenses decreased 20% in the second quarter of 1999 compared to the second quarter of 1998 and decreased 15% in the first six months of 1999 compared to the first six months of 1998. Most of the decrease in the second quarter and first six months of 1999 over the same periods in 1998 are outside contract costs incurred in 1998 associated with the preparation and filing of commercial license applications for MELACINE in the treatment of Stage IV (late stage) melanoma. An application to market MELACINE in Canada was filed in the third quarter of 1997 and in Europe in the first quarter of 1998. Work has been ongoing to satisfy FDA requirements to file an application to market MELACINE in the United States. The Company has answered all questions from the Canadian Health Protection Branch and is waiting a final decision on its Canadian application. The application filed in Europe has been withdrawn leaving open the possibility of refiling with additional data from ongoing Phase 3 clinical trials scheduled for completion later this year. A meeting with the FDA has been requested to review the Company's progress on product potency and consistency verification tests. This FDA meeting along with an FDA review of the Company's independently verified clinical data may lead to the completion and filing of a product license application in the United States.* Additionally, the Company has continued its preclinical development of its new synthetic immune system modulators, including its drug for protection against cardiac ischemia-reperfusion injury. The Company expects total research and development expenses for the year 1999 to be lower than those expenses in 1998 as much of the work for commercial license applications for MELACINE was completed in 1997 and 1998.* It is possible that completion of the commercial license application to be filed with the FDA will require more time than expected or that the FDA will not accept the filing for detailed review. It is also possible that neither the MELACINE commercial license application pending in Canada nor the one to be filed with the FDA will be approved, or that planned clinical trials of synthetic immune system modulators will not proceed as expected.

     Selling, general and administrative expenses were down 5% in both the second quarter and first six months of 1999 compared to those same periods in 1998. During the second quarter of 1999 compared to the second quarter of 1998, the decrease relates primarily to lower costs for salaries, investor relations and support for regulatory filings, which were offset in part by merger costs and greater depreciation expenses. For the first six months of 1999 compared to the first six months of 1998, the reduction is attributable primarily to lower costs for salaries, investor relations and recruiting, offset in part by merger costs and higher depreciation and Year 2000 expenses. In 1999 external merger costs through June 30 total approximately $100,000. The Company allocates part of its administrative and depreciation costs, which are directly related to manufacturing, to the cost of producing products for sale and for use in clinical trials. Such costs allocated in the second quarters of 1999 and 1998 were $244,000 and $233,000, respectively. The amount allocated in the first six month periods of 1999 and 1998 were $491,000 and $434,000, respectively.

Financial Condition
-------------------

     During the first six months of 1999 the Company used $1,769,000 in operations which was 72% more than the amount used in the first six months of 1998. In 1998 the Company received in cash more license fee revenues than in the first six months of 1999, which more than offset the decrease in net loss where license fees are recognized on an accrual basis. These timing differences are reflected in the caption "Changes in operating assets and liabilities." The Company expects cash flows used in operations for the year 1999 to be less than those in the year 1998 as expenses will likely continue to be lower in 1999 than in 1998.* Projected cash flows are dependent upon the Company receiving revenues that are anticipated. Projected cash flows are also dependent upon the Company preparing the commercial filings and conducting the research and clinical trials that are now planned.

     In June 1999 the Company announced that it had reached a definitive agreement with Corixa Corporation, subject to shareholder approval, whereby Corixa will acquire all of the outstanding stock of the Company in an exchange of stock. Note 4 of the Notes to Condensed Financial Statements and Part II,
Item 5, provide more information regarding the proposed merger.

     Note 2 of the Notes to Condensed Financial Statements includes a discussion of contingencies related to the Company's identification as a Potentially Responsible Party for groundwater contamination at and near the Bitterroot Valley Sanitary Landfill, and a suit filed by the U.S. Department of Justice seeking to recover a portion of the related remediation costs. Note 2 also contains information regarding the Company being a named defendant in two suits brought by the Montana Department of Environmental Quality seeking to recover alleged costs associated with its oversight activities of the Landfill and two suits filed by a former employee.

Year 2000
---------

     In computer systems and applications developed in the 1970s and 1980s, years were often stored in a 2-digit rather than 4-digit format to save expensive computer storage and processing space. These systems correctly assumed the 2-digit year in data storage was preceded by the digits "19." At Year 2000 a 2-digit date of "00" may not be interpreted correctly by these systems, which could lead to incorrect or inadequate results or equipment failure in cases where computer chips regulate equipment operation. The Company established a committee, which made a preliminary assessment, and hired an outside firm, which determined in reasonable detail the Company's exposure to the "Year 2000" problem. Systems that potentially required remediation and testing were prioritized. Remediation of identified systems is complete. The Company is surveying critical vendors to determine their level of compliance, with a targeted completion date of September 1, 1999.* Depending upon the results of the vendor survey, appropriate contingency plans will be developed prior to January 1, 2000.* The Company expects to continue to incur both internal staffing costs, as well as consulting and other expenses related to these issues. These costs will be expensed as incurred. The Company is not yet able to estimate with certainty the potential costs associated with the Year 2000 problem. At June 30, 1999 approximately $190,000 has been spent for assessment and remediation. Additionally, approximately $200,000 has been spent for the acquisition and implementation of software for tracking and managing manufacturing and for new accounting systems that, under other circumstances, would have been purchased at a later time. The Company has allocated additional funds of approximately $80,000 to complete its identification, necessary remediation and contingency planning. Although the Company is working to solve these issues in a timely manner, there can be no assurance that all of the Year 2000 problems will be resolved before the end of 1999 or that all of the Company's vendors and customers will be Year 2000 compliant. At the present time the Company does not expect Year 2000 issues to have a major impact on its operation.* Most of its raw materials are fairly common and are available from several different suppliers. However, the Company is developing contingency plans to control the impact of an unforeseen failure. Depending upon the nature and length of a possible Year 2000 compliance failure by the Company and/or its vendors, the result could be a minor delay in the production of one or more of the Company's products with little, if any, financial impact; or, in a worst case scenario, for example, in the event of a long-term disruption of electrical and/or natural gas service, the result could be partial or complete cessation of operations of the Company pending restoration of service. Depending upon the event, it could impact the ability of the Company to produce product in response to potential orders from its customers and otherwise effect the normal day-to-day operations of the Company, which could have a material adverse financial effect upon the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     (a) Note 2 of the Notes to Condensed Financial Statements includes a discussion of the Company's involvement as a PRP and a defendant in civil suits relating to the Bitterroot Valley Sanitary Landfill. Note 2 also contains information regarding two suits filed by a former employee.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders was held on April 26, 1999.

     (b) Proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 and all of management's nominees for director were elected as follows:

                                                          TOTAL
                                 FOR        WITHHELD      VOTED
                                 ---        --------      -----
      John L. Cantrell        17,371,948     431,848    17,803,796
      Philipp Gerhardt        17,319,848     483,948    17,803,796
      Paul Goddard            17,358,892     444,904    17,803,796
      Mark I. Greene          17,166,304     637,492    17,803,796
      Robert E. Ivy           17,275,282     528,514    17,803,796
      Thomas N. McGowen, Jr.  17,337,147     466,649    17,803,796
      Frederick B. Tossberg   17,314,273     489,523    17,803,796


Item 5.  Other Information

     On July 13, 1999 RGC International Investors, LDC, converted 750 shares of preferred stock into 444,483 shares of common stock. Note 3 of the Notes to Condensed Financial Statements contains additional information about the preferred shares.

     Note 4 of the Notes to Condensed Financial Statements contains a description of a planned merger between Corixa Corporation and the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (filed only electronically)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RIBI IMMUNOCHEM RESEARCH, INC.
                               --------------------------------------
                               (Registrant)



August 11, 1999                By   /s/Vern D. Child
                                 ------------------------------------
                               Vern D. Child, Vice President-Finance
                               and Treasurer (duly authorized officer
                               and principal financial and accounting
                               officer)